Form 10QSB
period 2007-03-31
Gold Run Inc.
filed 2007-05-21
CIK 1383290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________
Commission File Number ________________________
Gold Run Inc.
(Exact name of small business issuer as specified in its charter)
Delaware	20-4919927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
330 Bay Street, Suite 820, Toronto Ontario M5H 2S8 Canada
(Address of principal executive offices)
(416) 363-0151
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐    No☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐    No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

44,276,800 shares of Common Stock, par value $.000001 per share
Transitional Small Issuer Disclosure Format (Check one): Yes ☐ No ☑

GOLD RUN INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GOLD RUN INC.
(an exploration stage enterprise)
BALANCE SHEETS
AS AT MARCH 31, 2007 AND DECEMBER 31, 2006
(stated in U.S. dollars)
(unaudited)

	Mar. 31, 2007	Dec. 31, 2006
ASSETS
CURRENT ASSETS:
Cash	$480,803	$855,346
Prepaid expenses	15,000	15,000
Total current assets	495,803	870,346

PROPERTY - MINERAL PROPERTY RIGHTS (Notes 3 and 4)	91,267	66,267

OTHER ASSETS:
Reclamation bonds	33,635	33,635
Prepaid offering costs	105,177	105,177
Debt financing costs, net (Note 6)	134,544	157,947
Total other assets	273,356	296,759

TOTAL ASSETS	$860,426	$1,233,372

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 5) -
To related party	$25,000	$50,253
To others	60,463	158,651
Accrued interest (Note 6)	90,407	50,144
Total current liabilities	175,870	259,048

PROMISSORY NOTES (Note 6)	1,610,500	1,610,500

COMMITMENTS AND CONTINGENCIES (Notes 3, 6, 7 and 9)

SHAREHOLDERS' DEFICIT (Note 7):
Common stock, $.000001 par value, 100,000,000 shares
authorized, 39,450,000 shares issued and outstanding	39	39
Additional paid-in capital	235,729	203,405
Deficit accumulated during the exploration phase	(1,161,712)	(839,620)
Total shareholders' deficit	(925,944)	(636,176)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$860,426	$1,233,372

The accompanying notes to financial statements are
an integral part of these balance sheets.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENTS OF LOSS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007,
FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2006
AND FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2007
(stated in U.S. dollars)
(unaudited)

	Three months ended	From inception to	From inception to
	Mar. 31, 2007	Dec. 31, 2006	Mar. 31, 2007

REVENUE	$—	$—	$—

COSTS AND EXPENSES:
Exploration costs	56,768	296,037	352,805
Stock-based compensation (Note 7)	32,324	190,904	223,228
Consulting and professional fees (Note 9)	36,904	64,489	101,393
Travel	19,960	47,522	67,482
Legal (including $22,753 to related parties in the period
from inception to December 31, 2006) (Note 9)	34,529	40,681	75,210
Amortization of debt financing costs (Note 6)	23,403	29,280	52,683
Audit fees	9,000	27,500	36,500
Salaries	33,000	27,244	60,244
Accounting fees	16,254	21,619	37,873
Office expense	4,182	20,886	25,068
General and administrative	1,648	12,919	14,567
Rent	13,325	8,895	22,220
Bank charges	532	2,716	3,248
	281,829	790,692	1,072,521

LOSS FROM OPERATIONS	(281,829)	(790,692)	(1,072,521)

INTEREST EXPENSE ON PROMISSORY NOTES (Note 6)	(40,263)	(50,144)	(90,407)

INTEREST INCOME	—	1,216	1,216

NET LOSS	$(322,092)	$(839,620)	$(1,161,712)

WEIGHTED AVERAGE NUMBER OF SHARES	39,450,000	39,450,000	$39,450,000

LOSS PER SHARE	$(0.008)	$(0.021)	$(0.030)

The accompanying notes to financial statements are
an integral part of these statements.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007,
FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2006
AND FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2007
(stated in U.S. dollars)
(unaudited)

	Number of shares	Common stock	Additional paid-in capital	Deficit accumulated during the exploration stage	Total shareholders' deficit
BALANCE, May 5, 2006	—	$—	$—	$—	$—

Initial private placement of shares	22,400,000	22	2,218	—	2,240

Shares issued to President/Chief
Geologist (Note 7)	7,500,000	7	743	—	750

Private placement of shares	9,550,000	10	9,540	—	9,550

Fair value of stock-based compensation	—	—	190,904	—	190,904

Net loss from inception to December 31, 2006	—	—	—	(839,620)	(839,620)

BALANCE, December 31, 2006	39,450,000	39	203,405	(839,620)	(636,176)

Net Loss for the quarter ended March 31, 2007	—	—	—	(322,092)	(322,092)

Fair value of stock-based compensation	—	—	32,324	—	32,324

BALANCE, March 31, 2007	39,450,000	$$39	$235,729	$(1,161,712)	$(925,944)

The accompanying notes to financial statements are
an integral part of these statements.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENT OF CASH FLOWS
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007,
FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2006
AND FOR THE PERIOD FROM INCEPTION TO MARCH 31, 2007
(stated in U.S. dollars)
(unaudited)

	Three months ended Mar. 31, 2007	From inception to Dec. 31, 2006	From inception to Mar. 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(322,092)	$(839,620)	$(1,161,712)
Adjustments to reconcile net loss to net cash used by
operating activities:
Amortization of debt financing costs	23,403	29,280	52,683
Stock-based compensation	32,324	190,904	223,228
Increase in prepaid expenses	—	(15,000)	(15,000)
(Decrease) increase in accounts payable and accruals	(93,630)	179,093	85,463
Increase in accrued interest	40,263	50,144	90,407
Total adjustments	2,360	434,421	436,781
Net cash used by operating activities	(319,732)	(405,199)	(724,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire mineral property rights	(25,000)	(66,267)	(91,267)
Payments to acquire reclamation bonds	—	(33,635)	(33,635)
Net cash used by investing activities	(25,000)	(99,902)	(124,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from the issuance of promissory notes	—	1,610,500	1,610,500
Payments of debt financing costs	—	(187,227)	(187,227)
Payments of offering costs	(29,811)	(75,366)	(105,177)
Proceeds from sale of common stock	—	12,540	12,540
Net cash provided by financing activities	(29,811)	1,360,447	1,330,636

NET (DECREASE) INCREASE IN CASH	(374,543)	855,346	480,803

CASH, beginning of period	855,346	—	—

CASH, end of period	$480,803	$855,346	$480,803

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—	$—

Taxes paid	$—	$—	$—

Non-cash item - offering costs included in accounts payable	$—	$29,811	$—

The accompanying notes to financial statements are
an integral part of these statements.

GOLD RUN INC.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO MARCH 31, 2007
(stated in U.S. dollars)
(Unaudited)

Note 1. Nature of Operations

Gold Run Inc. (“the Company”) is an exploration company engaged in the acquisition and exploration of mineral properties in the State of Nevada. The Company was incorporated on May 5, 2006 under the laws of the State of Delaware. As of March 31, 2007, the Company has put in place the management team, has leased three mineral properties and staked a fourth (see Note 3), has secured initial equity financing (see Note 7), and has commenced exploration activities on its leased properties. The Company has also completed two offerings of promissory notes (see Note 6).

The recoverability of amounts shown as mineral property rights is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of the properties and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.

The Company has been in the exploration stage since its inception and has not yet realized any revenue from its operations.

Note 2. Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies used in these financial statements are as follows:

(a) Measurement uncertainties -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

Significant estimates used in the preparation of these financial statements include, amongst other things, the estimated future operating results and net cash flows from mineral properties, the anticipated costs of asset retirement obligations including the reclamation of mine sites and the computation of stock-based compensation.

(b) Mineral property rights -

All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.

The Company reviews the carrying values of its other mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2007, management had determined that no impairment loss is required.

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion is provided on a straight-line basis over the expected economic life of the mine.

(c) Asset retirement obligations -

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of mineral and mining properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

The Company has posted reclamation bonds with the State of Nevada Reclamation Bond Pool for two of its properties as required by the United States Bureau of Land Management, to secure potential clean-up and land restoration costs if the projects were to be abandoned or closed. The Company has recorded the cost of these bonds as an asset in the accompanying balance sheet.

(d) Income taxes -

Future tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to be recovered or settled. This method also requires the recognition of future tax benefits such as operating loss carry-forwards to the extent that realization of such benefits is more likely than not.

(e) Loss per share -

The basic loss per share at March 31, 2007 and December 31, 2006 has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.

At March 31, 2007, none of the warrants or convertible promissory notes were considered dilutive as the Company has a loss for the period.

(f) Prepaid offering costs -

Prepaid offering costs are legal costs relating to the Company’s proposed initial public registration of its shares. These costs will be charged against the proceeds of the Company’s initial public offering, if such offering occurs, or will be charged to expense if such offering does not occur.

(g) Debt financing costs -

Debt financing costs represent commission costs and legal fees relating to the issuance of promissory notes. These costs are being amortized over the life of the promissory notes of two years (see Note 6). Amortization is $23,403 for the quarter ended March 31, 2007 and will be $93,613 for the full year ending December 31, 2007 and $64,334 in the year ending December 31, 2008. $29,820 was amortized in the period from inception to December 31, 2006.

(h) Stock-based compensation -

Stock-based compensation consists of the estimated fair value of stock options granted during the period, and is recorded as expense and an addition to additional paid-in capital in accordance with Statement of Financial Accounting Standards No. 123 (Revised December 2004), Share-Based Payment.

(i) Fair value of financial instruments -

The Company believes that the fair market value of its financial instruments (promissory notes) approximates their stated value.

Note 3. Mineral Property Rights

Leases

The Company has entered into three leases with KM Exploration Ltd. (“the Lessor”) (one of the principals of KM Exploration Ltd. is also the President/Chief Geologist and a shareholder of the Company) and are all subject to the following terms:

The Company has committed under an agreement with its President/Chief Geologist (see Note 9) to provide exploration funding, in the following amounts, no later than the following dates:

May 31, 2007	$500,000
July 31, 2007	1,900,000
January 31, 2008	1,000,000
July 31, 2008	1,000,000
January 31, 2009	500,000
April 30, 2009	500,000
$5,400,000

In addition to its commitment to provide this additional exploration funding totaling of $5,400,000 (the Company previously successfully met its requirement to provide $600,000 of exploration funding prior to March 31, 2007), the Company must also provide funding sufficient to fund all other activities of the Company including administrative, legal, accounting, travel and other costs. The total funding obligation, including exploration costs and administrative, legal, accounting, travel and other costs, is estimated to be $9,000,000.

The Company’s funding obligations are deemed to be satisfied upon the earlier of:

(i) the date upon which the cumulative sum of $6,000,000 has been expended on exploration costs, or

(ii) the date upon which funds in the amount of $6,000,000 (less the amount of exploration costs previously expended) is set aside and reserved to pay for exploration costs, provided the Company has also set aside funds to pay for general and administrative expenses in an amount equal to 50% of the funds set aside to pay for exploration costs.

Should the Company be unable to complete the above funding obligations, the leases will be cancelled and the Company will have no further interest in these properties, and all rights to the properties will revert to the related-party Lessor.

Upon termination of the leases the Company will be required to remove all of the equipment it may install on the leased property and will be responsible for reclamation of those areas disturbed by the Company’s activities. All of the leases have been accounted for as operating leases.

These three leases are described as follows:

(a) CVN lease -

On July 17, 2006, the Company entered into a mining lease agreement with the Lessor to lease a group of 151 unpatented lode mining claims known as the “CVN” group.

The term of this the lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.

Until production is achieved, the following lease payments are required:

Anniversary of effective date of agreement	Annual lease payment
Upon signing of the lease	$13,333
Years 1 through 4	13,333
Years 5 through 9	26,667
All years thereafter	43,333

Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:

(i) a royalty on production equal to 3% of net smelter returns, or

(ii) the lease payments as per the above table.

The Company has the right at any time during the lease agreement to purchase a maximum of two “points” of the Lessor’s three percent (3%) gold production royalty, thereby reducing the Lessor’s gold production royalty to one percent (1%). Each “point” is equivalent to 1% of net smelter returns. The purchase price for each royalty “point” shall be as follows:

Average price of gold for the preceding thirty days	Price per royalty point
$300.00 per ounce and lower	$2,000,000
$300.01 to $400.00 per ounce	2,500,000
$400.01 to $500.00 per ounce	3,000,000
$500.01 to $600.00 per ounce	4,000,000
$600.01 to $700.00 per ounce	5,000,000
$700.01 to $800.00 per ounce	6,000,000
$800.01 to $900.00 per ounce	7,000,000

The Company shall have the right to purchase less than a full royalty “point,” at a pro-rata price.

(b) RC lease -

On July 17, 2006, the Company entered into a mining lease agreement with the Lessor to lease a group of 91 unpatented lode mining claims known as the “RC” group.

The term of this the lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.

Until production is achieved, the following lease payments are required:

Anniversary of effective date of agreement	Annual lease payment
Upon signing of the lease	$10,000
Years 1 through 4	10,000
Years 5 through 9	20,000
All years thereafter	32,500

Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:

(i) a royalty on production equal to 2.5% of net smelter returns, or

(ii) the lease payments as per the above table.

The Company has the right at any time during the lease agreement to purchase a maximum of one-and-one-half (1.5) “points” of the Lessor’s two-and-one-half percent (2.5%) gold production royalty, thereby reducing the Lessor’s gold production royalty to one percent (1%). Each “point” is equivalent to 1% of net smelter returns. The purchase price for each royalty “point” shall be as follows:

Average price of gold for the preceding thirty days	Price per royalty point
$300.00 per ounce and lower	$2,000,000
$300.01 to $400.00 per ounce	2,500,000
$400.01 to $500.00 per ounce	3,000,000
$500.01 to $600.00 per ounce	4,000,000
$600.01 to $700.00 per ounce	5,000,000
$700.01 to $800.00 per ounce	6,000,000
$800.01 to $900.00 per ounce	7,000,000

The Company shall have the right to purchase less than a full royalty “point,” at a pro-rata price.

(c) HC lease -

On July 17, 2006 the Company entered into a mining lease agreement with the Lessor to lease a group of 189 unpatented lode mining claims known as the “HC” group.

The term of this the lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.

Until production is achieved, the following lease payments are required:

Anniversary of effective date of agreement	Annual lease payment
Upon signing of the lease	$10,000
Years 1 through 4	10,000
Years 5 through 9	20,000
All years thereafter	32,500

Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:

(i) a royalty on production equal to 2.5% of net smelter returns, or

(ii) the lease payments as per the above table.

The Company has the right at any time during the lease agreement to purchase a maximum of one-and-one-half (1.5) “points” of the Lessor’s two-and-one-half percent (2.5%) gold production royalty, thereby reducing the Lessor’s gold production royalty to one percent (1%). Each “point” is equivalent to 1% of net smelter returns. The purchase price for each royalty “point” shall be as follows:

Average price of gold for the preceding thirty days	Price per royalty point
$300.00 per ounce and lower	$2,000,000
$300.01 to $400.00 per ounce	2,500,000
$400.01 to $500.00 per ounce	3,000,000
$500.01 to $600.00 per ounce	4,000,000
$600.01 to $700.00 per ounce	5,000,000
$700.01 to $800.00 per ounce	6,000,000
$800.01 to $900.00 per ounce	7,000,000

The Company shall have the right to purchase less than a full royalty “point,” at a pro-rata price.

Staked claims

Indian Creek (‘IC’) -

In January, 2007, the Company spent $25,000 on staking 88 claims compromising a contiguous claim group, named Indian Creek by the Company, located on the Independence-Eureka gold trend about 5 miles south of the company’s RC project.

Note 4. Property

Property consists of the cost of mineral property rights, as follows at March 31, 2007:

	Acquisition cost	Acquisition-related legal fees	Total
CVN lease	$13,333	$12,312	$25,645
RC lease	10,000	10,311	20,311
HC lease	10,000	10,311	20,311
IC staked	10,000	15,000	25,000
Total	$43,333	$47,934	$91,267

Note 5. Accounts Payable and Accrued Liabilities

Included in accounts payable and accrued liabilities are the following accounts payable and accrued liabilities at March 31, 2007:

Accrued consulting fees	$ 5,950
Accrued accounting fees	22,517
Accrued legal fees	19,196
Accrued office expenses	3,800
Accrued audit fees	9,000
Accounts payable and accrued expenses to other than related parties	60,463
Accrued legal fees - related party	25,000
Total	$ 85,463

Note 6. Promissory Notes

The Company has completed two private placements of two-year non-transferable 10% convertible promissory notes payable. Interest accrues and is payable on the annual anniversary date of each note.

The promissory notes are convertible on an all-or-none basis, at the option of the holder, on the first anniversary of the issue of the promissory note, into common shares of the Company at a conversion price of $0.25 per share in the case of Series 1 notes and $0.50 per share in the case of Series 2 notes.

The Company may, at its sole option, pay some or all of the principal and accrued interest on the promissory notes by issuing shares of the Company’s common stock for each $0.25 in principal amount of the notes in the case of Series 1 notes and $0.50 per principal amount of the notes in the case of Series 2 notes. The promissory notes along with accrued interest will automatically be converted to common shares of the Company at a value of $0.25 per share in the case of Series 1 notes and $0.50 per share in the case of Series 2 notes, upon the effective date of the Company’s registration statement. Should the registration become effective prior to the first anniversary of the issue of the notes, the note-holders will be entitled to receive an amount equal to a full year’s interest.

At March 31, 2007, the Company had issued promissory notes totaling $583,500 (Series 1) and $1,027,000 (Series 2). Debt financing costs associated with these issuances totaled $187,227. The net debt financing costs at March 31, 2007 were $134,544 (2006: $157,947) after amortization of $23,403 for the quarter ended March 31, 2007 and $29,280 for the period from inception to December 31, 2006.

Note 7. Common Stock and Warrants

(a) Warrants -

Upon formation of the Company, the founding shareholders subscribed for a total of 22,400,000 shares of common stock at a price of $0.0001 per share plus share purchase warrants entitling the holders to purchase a total of 9,900,000 shares at a price of $1.00 per share, all for total consideration of $2,240. Given that the Company is in the exploration stage, management has allocated the full consideration paid to common stock.

At March 31, 2007, all 9,900,000 warrants are outstanding with an exercise price of $1.00. The warrants expire on May 8, 2009.

(b) Commitment to issue additional shares -

At the same time that the Company and its President/Chief Geologist entered into an employment agreement (see Note 9), the parties also entered into a separate agreement providing for the President/Chief Geologist to purchase 7,500,000 shares of the Company’s common stock at a price of $0.0001 per share. Under the terms of that agreement, once the Company has met its funding obligation (defined as the Company having raised a total of $6,000,000 for exploration costs by April 30, 2009, at various dates and in amounts as described in Note 3), the Company is obligated to issue additional shares to the President/Chief Geologist (at a price of $0.0001 per share) in sufficient number so that the President/Chief Geologist would continue to hold 15% of the then issued and outstanding shares of the Company. In the event that the President/Chief Geologist should hold more than 15% of the issued and outstanding shares at the time the Company meets its funding obligation, those excess shares will be deemed to be automatically cancelled. Shares issued by the Company pursuant to the acquisition of additional mineral property rights will be deducted from the total of the shares then issued and outstanding for the purposes of calculating the 15% the President/Chief Geologist is entitled to. Shares sold or transferred to other employees of the Company by the President/Chief Geologist must be included for purposes of calculating the 15% the President/Chief Geologist is entitled to.

These shares are restricted as to sale for the first eighteen months and then subject to certain restrictions on the sale of these shares for an additional eighteen months.

(c) Stock-based compensation and employment agreement

On September 15, 2006, the Company and its Chief Executive Officer entered into an employment agreement which provides, amongst other compensation, an option to purchase 1,500,000 shares of common stock over a five-year period at a price of $0.25 for the first 500,000 shares and $0.50 for the remaining 1,000,000 shares.

The option vests as follows:

Number of shares
Upon signing of the agreement	300,000
Pro-rata on a daily basis until September 15, 2007	400,000
Pro-rata on a daily basis from September 15, 2007 until September 15, 2008	400,000
Pro-rata on a daily basis from September 15, 2008 until September 15, 2009	400,000
Total	1,500,000

The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of three years. The fair value of options granted during the year was estimated to be approximately $510,000. The fair value of the 516,986 options vested during the period from inception to March 31, 2007 (418,356 to December 31, 2006 and 98,630 for the quarter ended March 31, 2007) was estimated to be $194,838 (2006: $162,512) and the difference of $32,324 has been expensed in the statement of loss for the quarter ended march 31, 2007 and recorded as additional paid-in capital.

The employment agreement also contains a provision which, in the event of termination without cause, would require the Company to pay the Chief Executive Officer $125,000 (Canadian funds).

On October 31, 2006, the Company entered into an agreement with a consultant, which provides the consultant with an option to purchase 100,000 shares of common stock over a two-year period at a price of $0.50 per share (Canadian funds). The fair value of the option is estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of two years. The fair value of the option granted is estimated to be $28,390 and has been expensed in the statement of loss for the year ended December 31, 2006 and recorded as additional paid-in capital. No additional adjustment is required for the quarter ended March 31, 2007.

Note 8. Income Taxes

The components of the Company’s deferred tax asset are as follows at March 31, 2007:

Net operating loss carry-forward	$328,469
Stock-based compensation	78,130
Total deferred tax asset	406,599
Valuation allowance	(406,599)
Net deferred tax asset	$—

The Company has recorded a valuation allowance sufficient to fully reserve the deferred tax asset as realization of the deferred tax asset is not reasonably assured because of the Company’s loss since inception. The need for a valuation allowance is evaluated by management periodically.

As of March 31, 2007, the Company had net operating loss carry-forwards of approximately $1,133,092 that may be used in future years to offset federal taxable income. Such carry-forwards expire in December 2027.

Note 9. Related Party Transactions

For the three months to March 31, 2007, the Company incurred consulting fees of $27,341 as well as operating expenses of $3,523 (2006: $8,931) to a corporation controlled by a director.

Note 10. Concentrations of Credit Risk

At March 31, 2007, substantially all of the Company’s cash is held in accounts with a Canadian Chartered Bank. The amounts held in these Canadian accounts are insured under the Canadian Deposit Insurance Company to a maximum of $100,000 CDN (as of March 31, 2007) per each deposit account. Amounts denominated in US dollars are not insured. The Company has not experienced losses on such accounts, nor does the Company believe that there is significant risk of loss on such accounts in Canada.

As of March 31, 2007, all of the Company’s mineral property rights were geographically concentrated in the State of Nevada.

Note 11. Subsequent Events

The registration statement on Form SB-2 for the sale of 8,000,000 shares of common stock by the Company and 1,097,000 shares of common stock by certain selling shareholders was declared effective by the Securities and Exchange Commission on May 14, 2007.

* * *

Item 2. Plan of Operation

Plan of Operation

We intend to conduct a staged exploration program on each of our four properties, which are all at the very early stages of exploration. The next stages of our exploration programs are dependent upon the results obtained during the first stage.

We estimate that we will require approximately $3.8 million through January 31, 2008 for initial exploration costs, the required exploration funding under our agreement with David Mathewson, our President and Chief Geologist, estimated administrative expenses, lease payments and estimated claim maintenance costs. We believe that the proceeds from this offering together with cash on hand are more than sufficient to fund our operations for twelve months after the effective date of this registration statement.

Our planned exploration program for the remainder of 2007 consists of conducting one detailed gravity survey and drilling twelve (12) total holes. The proceeds from our sale of convertible notes have provided the funds to commence the initial exploration work on two of our properties. The total cost of this initial exploratory work is estimated to be approximately $1,508,000. Completing the first stage for all four properties is estimated to cost approximately $818,000. We will require the proceeds of this public offering to perform the initial exploration work on two of our properties and to follow up our initial exploratory work on our other two properties.

Although we intend to actively look for additional mining prospects in Nevada and elsewhere, we may not ever be able acquire any additional mining prospects. In the event that we do acquire additional mining prospects, we may decide to accordingly modify our planned exploration programs for our existing properties.

We believe that necessary equipment and operators for our exploratory activities are available from several local sources in Elko and Reno, Nevada.

Exploration Program for Crescent Valley North Property

Five drill sites have already been permitted and at least three core holes will be drilled to further examine the bonanza vein model and provide target tests. These holes must be drilled to at least 1,500 feet, with the option of drilling to 2,000 feet. We anticipate drilling approximately 5,000 total feet during the initial phase of this exploration program. The estimated costs for the initial phase of this exploration program are approximately $340,000, consisting of:

•	Drilling costs at approximately $60 per foot, for a total of $300,000.
•	Site preparation costs of approximately $5,000.

•	Assaying costs at approximately $6 per foot, for a total of $30,000.
•	Core splitting and miscellaneous materials and labor at approximately $1 per foot, for a total of $5,000.

Excluded from our exploration costs for this property is our reclamation bond in the amount of $19,188 filed with the State of Nevada Commission on Mineral Resources, effective from October 26, 2006 through June 30, 2007.

Depending upon the results obtained in the initial exploratory phase, we may commence with next phase of the exploration program. The second phase will be will be a similar size program to provide additional characterization and definition on the model and prospectively intersected mineralization. Our projected cost for the second phase is an additional $340,000, for a total cost of approximately $680,000 for the initial and second phases of this exploration program.

Exploration Program for Robinson Creek Property

A gravity survey consisting of 273 stations surveyed at approximately 125 meter intervals along lines spaced approximately 250 meters apart was completed in October 2006. The data achieved from this survey provided quality definition on underlying rock densities and helped guide the site locations and design approach for drilling by allowing us to estimate lithologic types, relative depth to lithologic types and structural contacts.

In October and November 2006, five drill sites were permitted and bonded for initial exploration. Two reverse circulation holes were drilled in December 2006 and January 2007 for purposes of testing two of the five target sites. We could not access the three remaining sites because of difficult weather and ground conditions.

Hole RC06-1 was completed in December 2006 to a depth of 1140 feet when we had to stop because of difficult hole conditions. The cutting samples indicated scattered weakly anomalous gold values from 25 to 100 ppb (parts per billion). We believe that a structural complication may have displaced the Webb-Devil’s Gate contact downward, below 1500 feet of depth. The right rock units of Chainman Formation that overlies the Webb Formation were intersected in the drill hole.

Hole RC06-2 was completed in January 2007 to a depth of 1500 feet. The rock formation that was drilled appears to be entirely Chainman Formation. The top of the Webb Formation may have been encountered at 1470 feet, which indicates that the targeted Webb Formation is at an excessive depth at this location. Several thin zones of thin mafic intrusions were intersected in this hole. We believe that these intrusions provide favorable indication of target prospectivity at this site.

All assays are pending at this time.

The estimated costs for the initial phase of this exploration program are approximately $180,000, consisting of:

•	Gravity survey and assessment report have been completed at a cost of $20,000.
•	Site preparation costs of approximately $15,000 (a portion of which has already been expended).
•	Drilling costs at approximately $25 per foot, for a total of $125,000 (a portion of which has already been expended).
•	Assay costs of approximately $20,000 (a portion of which has already been expended).

Excluded from our exploration costs for this property is our reclamation bond in the amount of $14,447 filed with the State of Nevada Commission on Mineral Resources, effective from October 26, 2006 through June 30, 2007.

We may commence with the second phase of our exploration program depending upon the results obtained in the initial phase. The second phase consists of a similar amount of drilling, including angle drilling, and is expected to cost an additional $150,000. The total cost for the initial and second phases of our exploration program for this property is approximately $330,000.

Exploration Program for Horse Creek Property

In October 2006, we completed a 552-station gravity survey at 125-meter station intervals along lines spaced approximately 250 meters apart. When conditions permit, we will conduct a ground examination of the interpretable features indicated by this gravity survey to assist us with targeting. The results of this gravity survey appear to provide good definition on several northwest-trending structural features that are consistent with earlier targeting on the property. In addition, a strong gravity high was indicated within the northern area of the property. This gravity high data may indicate shallow depth to prospective lower-plate rock units. We do not plan to start drilling at this property until the middle of 2007 at the earliest. We will obtain a reclamation bond prior to commencing drilling on this property. No previous drilling has been conducted in the vicinity of this gravity high. The estimated cost of the initial phase of this exploration program are approximately $45,000, consisting of:

•	Gravity survey and assessment report have been completed at a cost of $30,000.
•	500 rock and soil samples sufficient to characterize target locations along the prospective structural zones expected to cost approximately $30 per sample, for a total of $15,000.

We may start drilling on this property depending upon the results that we obtain from our preliminary work. At this time, we estimate that the additional costs of drilling two or three initial test holes to a total footage of 5,000 feet to be $200,000 ($40 per foot).

Exploration Program for Indian Creek Property

We plan to conduct a detailed gravity survey of this property in 2007. Once the gravity survey is completed and our target opportunities are further defined, we intend to drill three exploratory holes to a depth of approximately 1,500 feet each. We will obtain a reclamation bond prior to commencing drilling. The total cost of this initial phase of our exploration program is estimated to be $253,000, consisting of:

•	Initial staking and claim filings were completed at a cost of $28,000.
•	Gravity survey and assessment report expected to cost $30,000.
•	Rock and soil samples are expected to cost $15,000.
•	Drilling costs at approximately $40 per foot, for a total of $180,000.

At this time, we are unable to estimate the costs of continuing our exploration program on this property past the initial stage.

Product Research and Development

None, except for our exploration activities.

Purchase/Sale of Plant and Significant Equipment

We intend to conduct our exploration activities by leasing equipment and by contracting with third parties for various services on an as-needed basis. At this time, we do not anticipate purchasing any equipment, although this may change depending upon the success of our exploration activities.

Changes to Number of Employees

We intend to conduct our exploration activities by engaging geologists, engineers, contractors and other personnel on an as-needed, consulting basis. At this time, we do not anticipate hiring additional employees, although this may change depending upon the success of our exploration activities.

Off-Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

After having conducted an evaluation as required by Rules 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer, John M. Pritchard, and our Chief Financial Officer, Ernest Cleave, have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the period covered by this report. As of the date of this report, we have not realized any proceeds from our initial public offering, the registration statement for which was declared effective on the Commission on May 14, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following is an index of the exhibits appended to or incorporated by reference in this report:

Certificate of Incorporation[1]	Exhibit 3.1
By-Laws[1]	Exhibit 3.2
Form of Dealer Warrant[1]	Exhibit 4.1
Form of Unit Warrant[1]	Exhibit 4.2
Form of $.25 Convertible Note[1]	Exhibit 4.3
Form of $.50 Convertible Note[1]	Exhibit 4.4
Copy of John M. Pritchard Option Agreement[1]	Exhibit 4.5
Form of Stock Certificate	Exhibit 4.6

Copy of Crescent Valley North Lease[1]	Exhibit 10.1
Copy of Robinson Creek Lease[1]	Exhibit 10.2
Copy of Horse Creek Lease[1]	Exhibit 10.3
Copy of Founders Agreement[1]	Exhibit 10.4
Copy of Seed Investor Agreement[1]	Exhibit 10.5
Copy of Trevor Michael / 2120315 Ontario Inc. Consulting Agreement[1]	Exhibit 10.6
Copy of Amended and Restated Agreement with David "Dave" Mathewson[1]	Exhibit 10.7
Copy of David "Dave" Mathewson Employment Agreement[1]	Exhibit 10.8
Copy of John M. Pritchard Employment Agreement[1]	Exhibit 10.9
Copy of Brion Theriault Employment Agreement[1]	Exhibit 10.10
Form of Mathewson-Theriault Stock Assignment Agreement[1]	Exhibit 10.11
Copy of Share Purchase Agreement between Trevor Michael and Gordon Cooper[1]	Exhibit 10.12
Copy of Share Purchase Agreement between Trevor Michael and Jasbir Gill[1]	Exhibit 10.13
Copy of Escrow Agreement[1]	Exhibit 10.14
Rule 13a-14(a)/15d-14a(a) Certification of John Pritchard	Exhibit 31.1
Rule 13a-14(a)/15d-14a(a) Certification of Ernest Cleave	Exhibit 31.2
Section 1350 Certification	Exhibit 32.1

Note:

1These exhibits were previously filed by Gold Run Inc. with the Commission accompanying Form SB-2 (SEC File No. 333-139412), including pre-effective amendments, and are hereby incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RUN INC.
Date: May 21, 2007	/s/ John M. Pritchard
John M. Pritchard
Chief Executive Officer
Date: May 21, 2007	/s/ Ernest Cleave
Ernest Cleave
Chief Financial Officer