Form 10QSB
period 2007-06-30
Gold Run Inc.
filed 2007-08-20
CIK 1383290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________
Commission File Number __________________________
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes☐     No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
44,276,800 shares of Common Stock, par value $.000001 per share
Transitional Small Issuer Disclosure Format (Check one):     Yes ☐     No☒

GOLD RUN INC.
Index to Form 10-QSB
PART I – FINANCIAL INFORMATION
Item 1	Financial Statements
Item 2	Plan of Operation
Item 3	Controls and Procedures
PART II – OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
GOLD RUN INC.
(an exploration stage enterprise)
BALANCE SHEETS
AS AT JUNE 30, 2007 AND DECEMBER 31, 2006
(stated in U.S. dollars)
(unaudited)
	June 30, 2007	December 31, 2006

ASSETS

CURRENT ASSETS:
Cash (Note 10)	$35,103	$855,346
GST receivable	6,555	—
Prepaid expenses	15,000	15,000
Total current assets	56,658	870,346

PROPERTY - MINERAL PROPERTY RIGHTS (Notes 3 and 4)	96,268	66,267

OTHER ASSETS:
Reclamation bonds	33,635	33,635
Prepaid offering costs	127,677	105,177
		—
Debt financing costs, net (Note 6)	—	157,947
Total other assets	161,312	296,759

TOTAL ASSETS	$314,238	$1,233,372

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 5)
To related party	$25,000	$50,253
To others	124,501	158,651
Accrued interest (Note 6)	—	50,144
Total current liabilities	149,501	259,048

PROMISSORY NOTES (Note 6)	—	1,610,500

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5, 6, 8 and 10)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 6):
Common stock, $.000001 par value, 100,000,000 shares
authorized, 44,276,800 shares issued and outstanding	44	39
Additional paid-in capital	2,039,206	203,405
Deficit accumulated during the exploration phase	(1,874,513)	(839,620)
Total shareholders' equity (deficit)	164,737	(636,176)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$314,238	$1,233,372
The accompanying notes to financial statements are
an integral part of these balance sheets.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENTS OF LOSS
FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2007,
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007,
AND FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO JUNE 30, 2007
(stated in U.S. dollars)
(unaudited)
	Three-month period ended June 30, 2007	Six-month period ended June 30, 2007	From inception to June 30, 2007

REVENUE	$—	$—	$—

COSTS AND EXPENSES:
Exploration costs	110,711	167,479	463,516
Share-based payments (Note 6)	31,932	64,256	255,160
Consulting and professional fees (Note 8)	82,424	135,582	221,690
Travel	117,792	137,752	185,274
Legal (including $27,144 to related parties for the six-month
period ended June 30, 2007) (Note 8)	62,926	97,455	138,136
Amortization of debt financing costs (Note 6)	134,544	157,947	187,227
Audit fees	12,000	21,000	48,500
Salaries	46,297	79,297	106,541
Accounting fees (reflect with consulting - more appropriate)
Office expense	8,165	12,347	33,233
General and administrative	34,167	35,815	48,734
Rent	4,451	17,776	26,671
Bank charges	416	1,270	2,997
Exchange rate losses	(3,632)	(3,954)	(2,965)
Total costs and expenses	642,193	924,022	1,714,714

LOSS FROM OPERATIONS	(642,193)	(924,022)	(1,714,714)

INTEREST EXPENSE ON PROMISSORY NOTES (Note 6)	(70,643)	(110,906)	(161,050)

INTEREST INCOME	35	35	1,251

NET LOSS	$(712,801)	$(1,034,893)	$(1,874,513)

WEIGHTED AVERAGE NUMBER OF SHARES	41,942,963	40,703,368	39,990,142

LOSS PER SHARE	$(0.017)	$(0.025)	$(0.047)
The accompanying notes to financial statements are
an integral part of these balance sheets.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007, AND
FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO JUNE 30, 2007
(stated in U.S. dollars)
(unaudited)
	Number of shares	Common stock	Additional paid-in capital	Deficit accumulated during the exploration stage	Total shareholders' equity (deficit)

BALANCE, May 5, 2006	—	$—	$—	$—	$—

Initial private placement of shares	22,400,000	22	2,218	—	2,240

Shares issued to President/Chief
Geologist (Note 6)	7,500,000	7	743	—	750

Private placement of shares	9,550,000	10	9,540	—	9,550

Fair value of share-based payments	—	—	190,904	—	190,904

Net loss from inception to December 31, 2006	—	—	—	(839,620)	(839,620)

BALANCE, December 31, 2006	39,450,000	39	203,405	(839,620)	(636,176)

Net Loss for the quarter ended March 31, 2007	—	—	—		—

Net loss for the six-months ended June 30, 2007	—	—	—	(1,034,893)	(1,034,893)

Fair value of share-based payments	—	—	64,256	—	64,256

Conversion of promissory notes to common stock	4,826,800	5	1,771,545	—	1,771,550

BALANCE, June 30, 2007	44,276,800	$44	$2,039,206	$(1,874,513)	$164,737
The accompanying notes to financial statements are
an integral part of these balance sheets.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENT OF CASH FLOWS
FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2007,
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007,
AND FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO JUNE 30, 2007
(stated in U.S. dollars)
(unaudited)
	Three-month period ended June 30, 2007	Six-month period ended June 30, 2007	From inception to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(712,801)	$(1,034,893)	$(1,874,513)
Adjustments to reconcile net loss to net cash used by
operating activities:
Amortization of debt financing costs	134,544	157,947	187,227
Share-based payments	31,932	64,256	255,160
Increase in prepaid expenses	—	—	(15,000)
(Decrease) increase in accounts payable and accruals	64,038	(59,402)	149,501
Increase in current assets	(6,556)	(6,556)	(6,556)
Increase in accrued interest	70,643	110,906	161,050
Total adjustments	294,601	267,151	731,382
Net cash used by operating activities	(418,200)	(767,742)	(1,143,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire mineral property rights	(5,000)	(30,001)	(96,267)
Payments to acquire reclamation bonds	—	—	(33,635)
Net cash used by investing activities	(5,000)	(30,001)	(129,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from the issuance of promissory notes	—	—	1,610,500
Payments of debt financing costs	—	—	(187,227)
Payments of offering costs	(22,500)	(22,500)	(127,677)
Proceeds from sale of common stock	—	—	12,540
Net cash (used) provided by financing activities	(22,500)	(22,500)	1,308,136
NET (DECREASE) INCREASE IN CASH	(445,700)	(820,243)	35,103
CASH, beginning of period	480,803	855,346	—
CASH, end of period	$35,103	$35,103	$35,103
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—	$—
Taxes paid	$—	$—	$—
Non-cash items-
Conversion of promissory notes and related interest
expense into common stock	$1,771,550	$1,771,550	$1,771,550
The accompanying notes to financial statements are
an integral part of these balance sheets.

Gold Run Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO JUNE 30, 2007
(stated in U.S. dollars)
(Unaudited)
Note 1. Nature of Operations
Gold Run Inc. (“the Company”) is an exploration company engaged in the acquisition and exploration of mineral properties in the State of Nevada. The Company was incorporated on May 5, 2006 under the laws of the State of Delaware. As of June 30, 2007, the Company has put in place the management team, has leased four mineral properties and staked a fifth (see Note 3), has secured initial equity financing (see Note 6), and has commenced exploration activities on its leased properties. The Company has also completed two offerings of promissory notes that have been converted to common shares as of May 14, 2007 (see Note 6).
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
Significant estimates used in the preparation of these financial statements include, amongst other things, the estimated future operating results and net cash flows from mineral properties, the anticipated costs of asset retirement obligations including the reclamation of mine sites and the computation of share-based payments.

(b) Mineral property rights -
All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.
The Company reviews the carrying values of its other mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of June 30, 2007, management has determined that no impairment loss is required.
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
The Company has posted reclamation bonds with the State of Nevada Reclamation Bond Pool for two of its properties as required by the United States Bureau of Land Management, to secure potential clean-up and land restoration costs if the projects were to be abandoned or closed. The Company has recorded the cost of these bonds as an asset in the accompanying balance sheets.
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

(e) Loss per share -
The basic loss per share for the six-month period ended June 30, 2007, the three-month period ended March 31, 2007 and for the period from inception (May 5, 2006) to June 30, 2007 has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the “treasury stock method” is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.
At June 30, 2007, none of the warrants were considered dilutive as the exercise prices of these warrants substantially exceeded the Company’s net tangible book value per share.
(f) Prepaid offering costs -
Prepaid offering costs are legal costs relating to the Company’s proposed initial public registration of its shares. These costs will be charged against the proceeds of the
Company’s initial public offering, if such offering occurs, or will be charged to expense if such offering does not occur.
(g) Share-based payments -
Share-based payments consist of the estimated fair value of stock options granted during the period, and are recorded as expense and an addition to additional paid-in capital in accordance with Statement of Financial Accounting Standards No. 123 (Revised December 2004), Share-Based Payment.
(h) Going Concern
These financial statements have been prepared using US generally accepted accounting principles applicable to a going concern which assumes that the Company will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss for the period from inception (May 5, 2006) to June 30, 2007 and shareholders’ equity at June 30, 2007 of $1,874,513 and $164,737 respectively. The Company’s ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the development stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

The financial statements do not reflect any adjustments in the carrying values of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.
(i) Prior year disclosure
No comparative numbers are reflected on the income statement, cash flow and notes for the comparative three-month and six-month periods ended June 30, 2006, as the Company earned no income and incurred no expenses during these periods.
Note 3. Exploration Program Funding Obligation and Mineral Property Rights
(a) Exploration Program Funding Obligation
The Company has committed under an agreement with its President/Chief Geologist, Mr. Dave Mathewson, to fund its mineral exploration program in the following amounts, not later than the following dates:
August 1, 2007	$500,000
October 1, 2007	900,000
January 31, 2008	1,000,000
July 31, 2008	1,000,000
January 31, 2009	1,000,000
April 30, 2009	1,000,000
Total:	5,400,000
The Company previously met its requirement to provide $600,000 worth of exploration funding prior to March 31, 2007. The foregoing exploration program funding schedule was revised under a Letter Agreement between the Company and Mr. Mathewson dated June 22, 2007 (Note 8). In addition to funding its exploration program, the Company must raise sufficient capital to fund its other activities, including legal, accounting, travel and other costs. The total capital which must be raised by the Company including capital required for these other costs is estimated to be approximately $9,000,000.
The Company’s funding obligations to Mr. Mathewson are deemed to be satisfied upon the earlier of:
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

Should the Company be unable to complete the above funding obligations, its rights to its leased CVN, RC and HC properties, as well as to its staked IC property, can be cancelled at Mr. Mathewson’s option, whereupon the rights to these four properties shall revert to him. The Company’s failure to meet the above funding obligation will not in and of itself affect its rights to its TMP property, which is leased from an unrelated party. The Company’s CVN, RC and HC properties are leased from KM Exploration Ltd. (“the Lessor”), a Nevada corporation in which Mr. Mathewson has a 50% ownership interest.
Upon termination of its leases for any reason, the Company will be required to remove all the equipment it may have installed on the leased property and will be responsible for reclamation of those areas disturbed by the Company’s activities. All of the Company’s leases have been accounted for as operating leases.
2. CVN lease -
On July 17, 2006, the Company entered into a mining lease agreement with the Lessor to lease a group of 151 unpatented lode mining claims known as the “CVN” group.
The term of this lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.
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
3. RC lease -
On July 17, 2006, the Company entered into a mining lease agreement with the Lessor to lease a group of 91 unpatented lode mining claims known as the “RC” group.
The term of this lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.
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
4. HC lease -
On July 17, 2006, the Company entered into a mining lease agreement with the Lessor to lease a group of 189 unpatented lode mining claims known as the “HC” group.
The term of this lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.
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
(5) Tempo lease -
The Company entered into a lease with the Lyle F. Campbell Trust of Reno, Nevada on May 18, 2007. The lease is for an initial period of ten years and may be extended in five year increments for up to a total term of 99 years. The Company may terminate this lease at any time. Until production is achieved, lease payments (deemed "advance minimum royalties") consist of an initial payment of $5,000, which was made upon the effectiveness of the lease, followed by annual payments according to the following schedule:
Due date of advance minimum royalty payment	Amount of advance minimum royalty payment
January 15, 2008	$10,000
January 15, 2009	15,000
January 15, 2010	30,000
January 15, 2011	45,000
January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold
In the event that the Company produces gold or other minerals from this property, the lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 4% of the gross sales price of any gold, silver, platinum or palladium recovered plus 2% of the gross sales price of any other minerals that the Company has recovered.
The lease expressly states that the Company has no rights to any oil, gas, hydrocarbons and geothermal resources that may be found on the property.
Under certain conditions, the Lyle F. Campbell Trust may elect to take its production royalty in cash rather than in kind. In the event that the Company produces gold or other minerals from this property and pays the Lyle F. Campbell Trust a production royalty, then, within any one calendar year, the Company may use 100% of that year's advance royalty payment as a credit against its royalties payable for that year. If royalty payments payable for that year are greater than the Company’s advance royalty payment paid for that year, then the Company can credit all advance minimum royalty payments made in previous years against 50% of the production royalty payable for that year.

In the event that the Lessor is paid a production royalty by the Company, the Company has the option to repurchase up to two points of the royalty payable on gold, silver, platinum or palladium, which would have the effect of thereafter permanently reducing the Lessor's production royalty on gold, silver, platinum or palladium from 4% to 2% of the Company’s gross sales price for those minerals. The purchase price for each royalty "point" shall be according to the following schedule:
Royalty point	Purchased price
First 1%	$1,500,000
Second 1%	3,000,000
The Company does not have the option to purchase the remaining 2% production royalty on gold, silver, platinum or palladium or the 2% production royalty applicable to all other minerals.
The lease requires the Company to perform $25,000 worth of physical work annually on the property for 2007, 2008 and 2009. Starting in 2010 and thereafter, the Company must perform a minimum of $50,000 worth of work annually on the property, of which at least $25,000 is physical work.
Staked claims
Indian Creek (‘IC’) -
In January, 2007, the Company spent $25,000 on staking 88 claims comprising a contiguous claim group, named Indian Creek by the Company, located on the Independence-Eureka gold trend about 5 miles south of the Company’s RC project.
Note 4. Property
Property consists of the cost of mineral property rights, as follows at June 30, 2007 and December 31, 2006:
	June 30, 2007			December 31, 2006
	Acquisition cost	Acquisition related legal fees	Total	Acquisition cost	Acquisition related legal fees	Total
CVN lease	$13,333	$12,312	$25,645	$13,333	$12,312	$25,645
RC lease	10,000	10,311	20,311	10,000	10,311	20,311
HC lease	10,000	10,312	20,311	10,000	10,311	20,311
TMP lease	5,000	—	5,000	—	—	—
IC staked	10,000	15,000	25,000	—	—	—
Total	$48,333	$47,935	$96,268	$33,333	$32,934	$66,267
Note 5. Accounts Payable and Accrued Liabilities
Included in accounts payable and accrued liabilities are the following accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Accrued consulting and accounting fees	$ 30,267	$ 17,600
Accrued legal fees	30,527	11,289
Accrued exploration and field employee costs	27,142	93,906
Accrued office expenses / G&A	9,385	15,350
Accrued employee deductions	2,180	5,506
Accrued audit fees	25,000	15,000
Accounts payable and accrued expenses to other than related parties	124,501	158,651
Accrued legal fees - related party	25,000	50,253
Total	$ 149,501	$ 208,904
Note 6. Common Stock and Warrants
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
At June 30, 2007 and December 31, 2006, all 9,900,000 warrants are outstanding with an exercise price of $1.00. The warrants expire on May 8, 2009.
(b) Commitment to issue additional shares -
At the same time that the Company and its President/Chief Geologist entered into an employment agreement, the parties also entered into a separate agreement providing for the President/Chief Geologist to purchase 7,500,000 shares of the Company’s common stock at a price of $0.0001 per share. Under the terms of that agreement, once the Company has met its funding obligation (defined as the Company having raised a total of $6,000,000 for exploration costs by April 30, 2009, at various dates and in amounts as described in Note 3), the Company is obligated to issue additional shares to the President/Chief Geologist (at a price of $0.0001 per share) in sufficient number so that the President/Chief Geologist would continue to hold 15% of the then issued and outstanding shares of the Company. In the event that the President/Chief Geologist should hold more than 15% of the issued and outstanding shares at the time the Company meets its funding obligation, those excess shares will be deemed to be automatically cancelled. Shares issued by the Company pursuant to the acquisition of additional mineral property rights will be deducted from the total of the shares then issued and outstanding for the purposes of calculating the 15% the President/Chief Geologist is entitled to. Shares sold or transferred to other employees of the Company by the President/Chief Geologist must be included for purposes of calculating the 15% the President/Chief Geologist is entitled to.

These shares are restricted as to sale for the first eighteen months and then subject to certain restrictions on the sale of these shares for an additional eighteen months.
(c) Share-based payments and employment agreement
On September 15, 2006, the Company and its Chief Executive Officer entered into an employment agreement which provides, amongst other compensation, an option to purchase 1,500,000 shares of common stock over a five-year period at a price of $0.25 for the first 500,000 shares and $0.50 for the remaining 1,000,000 shares.
The option vests as follows:
Number of shares
Upon signing of the agreement	300,000
Pro-rata on a daily basis until September 15, 2007	400,000
Pro-rata on a daily basis from September 15, 2007 until September 15, 2008	400,000
Pro-rata on a daily basis from September 15, 2008 until September 15, 2009	400,000
Total	1,500,000
The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of three years. The fair value of options granted since inception was estimated to be approximately $510,000. The fair value of the 615,616 options vested during the period from inception (May 5, 2006) to June 30, 2007 (418,356 to December 31, 2006 and 99,726 for the quarter ended June 30, 2007) is estimated to be $226,770 (2006: $162,514) and $31,932 (first quarter 2007: $32,324) has been expensed in the statement of loss for the quarter ended June 30, 2007 and recorded as additional paid-in capital.
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

(d) Promissory Notes converted into Common Shares
The Company completed two private placements of two-year non-transferable 10% convertible promissory notes payable annually. Interest accrued and was payable on the annual anniversary date of each note. Note-holders were also entitled to receive one full year of interest if the Company successfully registered its common chares with the Securities and Exchange Commission (“SEC”) before the annual anniversary date of the convertible promissory notes, which it did.
The promissory notes were converted into common shares of the Company at a conversion price of $0.25per share in the case of Series 1 notes and $0.50per share in the case of Series 2 notes upon the date of the Company’s registration statement being declared effective by the SEC on May 14, 2007.
At May 14, 2007, the Company converted promissory notes totaling $583,500 and related accrued interest expense of $58,350 (Series 1) and $1,027,000 and related interest expense of $102,700 (Series 2) into 4,826,800 shares of common stock. Debt financing costs associated with these converted promissory notes totaled $187,227. Previously unamortized debt financing costs associated with the issuance of these convertible promissory notes were expensed during the six-month period ended June 30, 2007.
Note 7. Income Taxes
The components of the Company’s deferred tax asset are as follows at June 30, 2007:
	June 30, 2007	December 31, 2006
Net operating loss carry-forward	$660,455	$227,000
Stock-based compensation	89,306	67,000
Total deferred tax asset	749,761	294,000
Valuation allowance	(749,761)	(294,000)
Net deferred tax asset	$ —	$ —
The Company has recorded a valuation allowance sufficient to fully reserve the deferred tax asset as realization of the deferred tax asset is not reasonably assured because of the Company’s loss since inception. The need for a valuation allowance is evaluated by management periodically.
As of June 30, 2007, the Company had net operating loss carry-forwards of approximately $1,800,000 that may be used in future years to offset federal taxable income. Such carry-forwards expire in December 2027.
Note 8. Related Party Transactions
For the six months ended June 30, 2007, the Company incurred consulting fees and paid operating expenses of $134,058 to a firm, of which a director is a partner, and to a consulting firm controlled by the same director. The cumulative consulting fees and operating expenses incurred from this firm from inception (May 5, 2006) to June 30, 2007 are $203,287.

For the six months ended June 30, 2007, the Company paid operating expenses of $22,779 to a company of which a director is a controlling partner. The cumulative from inception to June 30, 2007 operating expense is $34,968.
For the six months ended June 30, 2007, the Company paid legal fees of $27,144 to a legal firm controlled by two directors. For the period from inception (May 5, 2006) to December 31, 2006 the Company incurred legal expenses of $85,253 with this firm, of which $20,000 has been capitalized to mineral property rights, $17,500 has been charged to debt financing costs (see Note 6), $25,000 has been charged to offering costs, and the remainder has been charged to legal expense.
On June 22, 2007, the Company and its President/Chief Geologist, Mr. Dave Mathewson, entered into a letter agreement by which Mr. Mathewson consented to a change the schedule of payments of the Company’s exploration program funding obligation. The schedule agreed upon in this letter agreement is set forth in Note 3.
Note 9. Concentrations of Credit Risk
At June 30, 2007, substantially all of the Company’s cash is held in accounts with a Canadian Chartered Bank. The amounts held in these Canadian accounts are insured under the Canadian Deposit Insurance Company to a maximum of $100,000 CDN (as of June 30, 2007) per each deposit account. Amounts denominated in US dollars are not insured. The Company has not experienced losses on such accounts, nor does the Company believe that there is significant risk of loss on such accounts in Canada.
As of June 30, 2007, all of the Company’s mineral property rights were geographically concentrated in the State of Nevada.
Note 10. Subsequent Events
The Company's registration statement on Form SB-2 for an initial public offering in the amount of $8 million on an all-or-none basis was declared effective by the SEC on May 14, 2007 at which time the Company commenced receiving investment subscriptions. The Company subsequently changed the terms of its offering to a $3 million / $8 million mini-max and filed an amended registration statement with the SEC on June 27, 2007. The Company continued to receive subscriptions from investors after filing the amendment. All subscription funds were deposited into and held in an escrow account. On July 24, 2007, the SEC notified the Company that because of the changed offering terms, the revised offering could not continue, and all funds in escrow needed to be returned to the subscribers. Accordingly, the Company terminated the offering, and the funds are being returned. The Company plans to file an amended registration statement with the SEC and resume its offering upon the amended registration statement being declared effective. Subscription funds held in escrow as of June 30, 2007 (December 31, 2006 Nil) totaled $1,604,926. The collection of these funds was conditioned on the Company achieving a minimum of $3,000,000 in subscriptions and complying with all regulatory requirements; accordingly, the subscription funds held in escrow have not been reflected as a cash asset on the Company's balance sheet as of June 30, 2007. Between June 27, 2007 and June 30, 2007, the Company accepted subscriptions in the amount of $50,000. Between June 30, 2007 and July 24, 2007, the Company accepted subscriptions in the aggregate amount of $1,470,000.
Subsequent to June 30, 2007, the Company's directors have advanced a total of approximately $50,000 to fund certain interim working capital requirements, of which approximately $30,000 has been repaid.
On August 8, 2007, the Company concluded a private placement of 666,667 shares of its Common Stock at a price of $.75 per share, for an aggregate purchase price of $500,000. This private placement was conducted under Regulation S promulgated under the Securities Act of 1933, as amended (Rules 901 through 905 and preliminary notes). The securities issued in this private placement were sold to a single foreign accredited investor as defined in Rule 501 promulgated under the Securities Act of 1933, as amended. It is the Company's intention to reduce the minimum offering from $3,000,000 to $2,500,000 on the resumption of its offering, as will be contained in the amended registration statement yet to be filed and declared effective. The minimum offering will be reduced as a result of the $500,000 raised through this Regulation S private placement.
On August 10, 2007, the Company received a letter from KM Exploration Ltd., the lessor of the Company's CVN, RC and HC properties, indicating that the Company was not current on its lease payments, federal claim maintenance fees and county claim fees and stating that the Company's leases would be cancelled if the Company did not become current in its lease payments, federal claim maintenance fees and county claim maintenance fees by August 20, 2007. The Company paid its outstanding lease payments, federal claim maintenance fees and county claim maintenance fees on August 17, 2007.
* * *

Item 2. Plan of Operation
We intend to conduct a staged exploration program on each of our five properties, which are all at the very early stages of exploration. The next stages of our exploration programs are dependent upon the results obtained during the first stages.
We have spent approximately $480,000 on our exploration programs to date. The proceeds from our anticipated minimum public offering will not be sufficient for us to fully comply with our exploration program funding obligations. Accordingly, we may need to seek additional financing and/or renegotiate our contract with Mr. Mathewson in the event that our initial public offering raises less than our anticipated capital requirements for the next twelve months.
We estimate that we will require approximately $5.1 million through August 15, 2008 to pay for initial exploration costs, the required exploration funding under our agreement with Mr. Mathewson, estimated administrative expenses, lease payments and estimated claim maintenance costs. We are relying upon the proceeds from our initial public offering to fund our operations for the twelve months after the effective date of Post-Effective Amendment No. 4 to our registration statement, which we anticipate filing shortly. To the extent that the proceeds from our initial public offering provide us with insufficient capital to operate for the next twelve months, we may be required to seek additional financing and/or renegotiate our agreement with Mr. Mathewson.
Our planned exploration program for the remainder of 2007 consists of conducting one detailed gravity survey and drilling twelve (12) total holes. The proceeds from our sale of convertible notes have provided the funds to commence the initial exploration work on two of our properties. The total cost of this initial exploratory work is estimated to be approximately $1,678,000. Completing the first stage for all five properties is estimated to cost approximately $988,000. We will require the proceeds of our intial public offering to perform the initial exploration work on three of our properties and to follow up our initial exploratory work on our other two properties.
Although we intend to actively look for additional mining prospects in Nevada and elsewhere, we may not ever be able acquire any additional mining prospects. In the event that we acquire additional mining prospects, we may decide to accordingly modify our planned exploration programs for our existing properties.
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
Exploration Program for Horse Creek Property
In October 2006, we completed a 552-station gravity survey at 125-meter station intervals along lines spaced approximately 250 meters apart. When conditions permit, we will conduct a ground examination of the interpretable features indicated by this gravity survey to assist us with targeting. The results of this gravity survey appear to provide good definition on several northwest-trending structural features that are consistent with earlier targeting on the property. In addition, a strong gravity high was indicated within the northern area of the property. This gravity high data may indicate shallow depth to prospective lower-plate rock units. We do not plan to start drilling at this property until late 2007 at the earliest. We will obtain a reclamation bond prior to commencing drilling on this property. No previous drilling has been conducted in the vicinity of this gravity high. The estimated cost of the initial phase of this exploration program is approximately $45,000, consisting of:
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
Exploration Program for Indian Creek Property
We plan to conduct a detailed gravity survey of this property in late 2007. Once the gravity survey is completed and our target opportunities are further defined, we intend to drill three exploratory holes to a depth of approximately 1,500 feet each. We will obtain a reclamation bond prior to commencing drilling. The total cost of this initial phase of our exploration program is estimated to be $253,000, consisting of:

•    Initial staking and claim filings were completed at a cost of $28,000.
•    Gravity survey and assessment report expected to cost $30,000.
•    Rock and soil samples are expected to cost $15,000.
Exploration Program for Tempo Mineral Prospect Property Property
We plan to conduct an expanded gravity survey of this property in late 2007. Once the gravity survey is completed and our target opportunities are further defined, we intend to drill two exploratory holes to a depth of up to approximately 2000 feet each. We will obtain a reclamation bond prior to commencing drilling. The total cost of this initial phase of our exploration program is estimated to be $170,000, consisting of:
•    Gravity survey and assessment report expected to cost $50,000.
•    Drilling costs at approximately $25 per foot, for a total of $100,000.
•    Assaying is expected to cost $20,000.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's registration statement on Form SB-2 for an initial public offering in the amount of $8 million on an all-or-none basis was declared effective by the SEC on May 14, 2007 at which time the Company commenced receiving investment subscriptions. The Company subsequently changed the terms of its offering to a $3 million / $8 million mini-max and filed an amended registration statement with the SEC on June 27, 2007. The Company continued to receive subscriptions from investors after filing the amendment. All subscription funds were deposited into and held in an escrow account. On July 24, 2007, the SEC notified the Company that because of the changed offering terms, the revised offering could not continue, and all funds in escrow needed to be returned to the subscribers. Accordingly, the Company terminated the offering, and the funds are being returned. The Company plans to file an amended registration statement with the SEC and resume its offering upon the amended registration statement being declared effective. Subscription funds held in escrow as of June 30, 2007 totaled $1,604,926. Between June 27, 2007 and June 30, 2007, the Company accepted subscriptions in the amount of $50,000. Between June 30, 2007 and July 24, 2007, the Company accepted subscriptions in the aggregate amount of $1,470,000. The Company is returning all subscriptions accepted in connection with its public offering.
On August 8, 2007, the Company concluded a private placement of 666,667 shares of its Common Stock at a price of $.75 per share, for an aggregate purchase price of $500,000. This private placement was conducted under Regulation S promulgated under the Securities Act of 1933, as amended (Rules 901 through 905 and preliminary notes). The securities issued in this private placement were sold to a single foreign accredited investor as defined in Rule 501 promulgated under the Securities Act of 1933, as amended. It is the Company's intention to reduce the minimum offering from $3,000,000 to $2,500,000 on the resumption of its public offering, as will be contained in the amended registration statement yet to be filed and declared effective. The minimum offering will be reduced as a result of the $500,000 raised through this Regulation S private placenement.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Subsequent to June 30, 2007, the Company's directors have advanced a total of approximately $50,000 to fund certain interim working capital requirements, of which approximately $30,000 has been repaid.
On August 10, 2007, the Company received a letter from KM Exploration Ltd., the lessor of the Company's CVN, RC and HC properties, indicating that the Company was not current on its lease payments, federal claim maintenance fees and county claim fees and stating that the Company's leases would be cancelled if the Company did not become current in its lease payments, federal claim maintenance fees and county claim maintenance fees by August 20, 2007. The Company cured this default by paying its outstanding lease payments, federal claim maintenance fees and county claim maintenance fees on August 17, 2007.

Item 6. Exhibits
The following is an index of the exhibits appended to or incorporated by reference in this report:
Certificate of Incorporation*	Exhibit 3.1
By-Laws*	Exhibit 3.2
Form of Dealer Warrant*	Exhibit 4.1
Form of Unit Warrant*	Exhibit 4.2
Form of $.25 Convertible Note*	Exhibit 4.3
Form of $.50 Convertible Note*	Exhibit 4.4
Copy of John M. Pritchard Option Agreement*	Exhibit 4.5
Form of Stock Certificate**	Exhibit 4.6
Opinion on Legality and Consent of Counsel*	Exhibit 5.1
Copy of Crescent Valley North Lease*	Exhibit 10.1
Copy of Robinson Creek Lease*	Exhibit 10.2
Copy of Horse Creek Lease*	Exhibit 10.3
Copy of Founders Agreement*	Exhibit 10.4
Copy of Seed Investor Agreement*	Exhibit 10.5
Copy of Trevor Michael / 2120315 Ontario Inc. Consulting Agreement*	Exhibit 10.6
Copy of Amended and Restated Agreement with David "Dave" Mathewson*	Exhibit 10.7
Copy of David "Dave" Mathewson Employment Agreement*	Exhibit 10.8
Copy of John M. Pritchard Employment Agreement*	Exhibit 10.9
Copy of Brion Theriault Employment Agreement*	Exhibit 10.10
Form of Mathewson-Theriault Stock Assignment Agreement*	Exhibit 10.11
Copy of Share Purchase Agreement between Trevor Michael and Gordon Cooper*	Exhibit 10.12
Copy of Share Purchase Agreement between Trevor Michael and Jasbir Gill*	Exhibit 10.13
Copy of Escrow Agreement*	Exhibit 10.14
Copy of Amendment to Escrow Agreement*	Exhibit 10.15
Copy of Letter Agreement with David Mathewson*	Exhibit 10.16
Copy of Tempo Mineral Prospect Lease*	Exhibit 10.17
Rule 13a-14(a)/15d-14a(a) Certification of John Pritchard	Exhibit 31.1
Rule 13a-14(a)/15d-14a(a) Certification of Ernest Cleave	Exhibit 31.2
Section 1350 Certification	Exhibit 32.1
Copy of September 27, 2006 David Mathewson Letter*	Exhibit 99.1
Copy of October 18, 2006 David Mathewson Letter*	Exhibit 99.2

Note:
*These exhibits were previously filed by Gold Run Inc. with the Commission accompanying Form SB-2, including pre-effective and post-effective amendments, and are hereby incorporated by reference herein.
**This exhibit was previously filed by Gold Run Inc. with the Commission accompanying Form 10-QSB dated May 21, 2007 for the quarter ending March 31, 2007, and is hereby incorporated by reference herein.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOLD RUN INC.
Date:	August 20, 2007	/s/ John M. Pritchard
John M. Pritchard
Chief Executive Officer
Date:	August 20, 2007	/s/ Ernest Cleave
Ernest Cleave
Chief Financial Officer