Form 10QSB
period 2007-09-30
Gold Run Inc.
filed 2007-11-19
CIK 1383290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2007
                                                       ------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from            to
                                                       ----------    -----------
                        Commission File Number
                                               ---------------------------------

                                  Gold Run Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                       20-4919927
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

330 Bay Street, Suite 820, Toronto Ontario M5H 2S8 Canada
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(416) 363-0151
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No|X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes|_| No|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

25,888,467 shares of Common Stock, par value $.000001 per share
--------------------------------------------------------------------------------
Transitional Small Issuer Disclosure Format (Check one): Yes|_| No|X|

                                  GOLD RUN INC.

                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

     Item 1        Financial Statements

     Item 2        Plan of Operation

     Item 3        Controls and Procedures

PART II - OTHER INFORMATION

     Item 1        Legal Proceedings

     Item 2        Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3        Defaults Upon Senior Securities

     Item 4        Submission of Matters to a Vote of Security Holders

     Item 5        Other Information

     Item 6        Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   GOLD RUN INC.
                         (AN EXPLORATION STAGE ENTERPRISE)
                                   BALANCE SHEETS
                   AS AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
                              (stated in U.S. dollars)
                                    (unaudited)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2007            2006
                                                             ------------    ------------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                       $     58,783    $    855,346
  GST receivable                                                    8,634              --
    Prepaid expenses                                               23,081          15,000
                                                             ------------    ------------
Total current assets                                               90,498         870,346
                                                             ------------    ------------
PROPERTY - MINERAL PROPERTY RIGHTS (Notes 3 and 4)                129,601          66,267
                                                             ------------    ------------
OTHER ASSETS:
  Reclamation bonds                                                33,635          33,635
  Prepaid offering costs                                          171,677         105,177
  Debt financing costs, net (Note 6)                                   --         157,947
                                                             ------------    ------------
    Total other assets                                            205,312         296,759
                                                             ------------    ------------
    TOTAL ASSETS                                             $    425,411    $  1,233,372
                                                             ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Note 5)
    To related party                                         $     25,000    $     50,253
    To others                                                     246,425         158,651
  Accrued interest (Note 6)                                            --          50,144
                                                             ------------    ------------
Total current liabilities                                         271,425         259,048
                                                             ------------    ------------
PROMISSORY NOTES (Note 6)                                              --       1,610,500
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5, 6, 8 and 10)
SHAREHOLDERS' EQUITY (DEFICIT) (Note 6):
  Common stock, $.000001 par value, 100,000,000 shares
    authorized, 44,943,467 shares issued and outstanding               45              39
  Additional paid-in capital                                    2,521,488         203,405
  Deficit accumulated during the exploration phase             (2,367,547)       (839,620)
                                                             ------------    ------------
    Total shareholders' equity (deficit)                          153,986        (636,176)
                                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)         $    425,411    $  1,233,372
                                                             ============    ============

               The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                                  GOLD RUN INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007, AND
        FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO SEPTEMBER 30, 2007
                            (stated in U.S. dollars)
                                   (unaudited)

                                                                                                         Deficit
                                                                                                       accumulated        Total
                                                                                        Additional      during the     shareholders'
                                                           Number of       Common         paid-in      exploration        equity
                                                             shares         stock         capital         stage          (deficit)
                                                          ------------   ------------   ------------   ------------    ------------
BALANCE, May 5, 2006                                                --   $         --   $         --   $         --    $         --

   Initial private placement of shares                      22,400,000             22          2,218             --           2,240

   Shares issued to President/Chief
     Geologist (Note 6)                                      7,500,000              7            743             --             750

   Private placement of shares                               9,550,000             10          9,540             --           9,550

   Fair value of share-based payments                               --             --        190,904             --         190,904

   Net loss from inception to December 31, 2006                     --             --             --       (839,620)       (839,620)
                                                          ------------   ------------   ------------   ------------    ------------
BALANCE, December 31, 2006                                  39,450,000             39        203,405       (839,620)       (636,176)

   Net loss for the nine-months ended September 30, 2007            --             --             --     (1,527,927)     (1,527,927)

   Fair value of share-based payments                               --             --         96,539             --          96,539

   Private placement of shares (Note 6)                        666,667              1        449,999             --         450,000

   Conversion of promissory notes to common stock            4,826,800              5      1,771,545             --       1,771,550
                                                          ------------   ------------   ------------   ------------    ------------
BALANCE, September 30, 2007                                 44,943,467   $         45   $  2,521,488   $ (2,367,547)   $    153,986
                                                          ============   ============   ============   ============    ============

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                  GOLD RUN INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                               STATEMENTS OF LOSS
  FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006,
   FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006,
      AND FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO SEPTEMBER 30, 2007
                            (stated in U.S. dollars)
                                   (unaudited)

                                                          THREE-MONTH                      NINE-MONTH                 FROM
                                                          PERIOD ENDED                    PERIOD ENDED            INCEPTION TO
                                                          SEPTEMBER 30,                   SEPTEMBER 30,           SEPTEMBER 30,
                                                      2007            2006            2007            2006            2007
                                                  ------------    ------------    ------------    ------------    ------------
REVENUE                                           $         --    $         --    $         --    $         --    $         --
                                                  ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Exploration costs                                    136,562          88,424         304,041          88,424         600,078
  Share-based payments (Note 6)                         32,283         101,323          96,539         101,323         287,443
  Consulting and professional fees  (Note 8)            55,743          40,828         191,325          40,828         277,433
  Travel                                                21,128          12,307         158,880          12,307         206,402
  Legal (including $27,144 to related parties
    for the nine-month period ended
    September 30, 2007) (Note 8)                       130,068          56,976         227,523          60,476         268,204
  Amortization of debt financing costs (Note 6)             --              --         157,947              --         187,227
  Audit fees                                             5,000          14,000          26,000          14,000          53,500
  Salaries                                              46,851           6,250         126,148           6,250         153,392
  Office expense                                         5,729             101          18,076             101          38,962
  General and administrative                            48,730          12,705          84,545          12,705          97,464
  Rent                                                   7,386              --          25,162              --          34,057
  Bank charges                                           2,320           1,425           3,590           1,445           5,317
  Exchange rate gain (losses)                            1,211              --          (2,743)             --          (1,754)
                                                  ------------    ------------    ------------    ------------    ------------
    Total costs and expenses                           493,011         334,339       1,417,033         337,859       2,207,725
                                                  ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                  (493,011)       (334,339)     (1,417,033)       (337,859)     (2,207,725)

INTEREST EXPENSE ON PROMISSORY NOTES (Note 6)               --         (48,974)       (110,906)        (48,974)       (161,050)

INTEREST (EXPENSE) INCOME                                  (23)          1,181              12           1,181           1,228
                                                  ------------    ------------    ------------    ------------    ------------

NET LOSS                                          $   (493,034)   $   (382,132)   $ (1,527,927)   $   (385,652)   $ (2,367,547)
                                                  ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                   44,653,612      39,450,000      42,034,586      39,450,000      40,828,109
                                                  ============    ============    ============    ============    ============

LOSS PER SHARE                                    $     (0.011)   $     (0.010)   $     (0.036)   $     (0.010)   $     (0.058)
                                                  ============    ============    ============    ============    ============

               The accompanying notes to financial statements are
                      an integral part of these statements.


                                                           GOLD RUN INC.
                                                 (an exploration stage enterprise)
                                                      STATEMENT OF CASH FLOWS
                           FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006,
                            FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006,
                               AND FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO SEPTEMBER 30, 2007
                                                     (stated in U.S. dollars)
                                                            (unaudited)

                                                                    Three-month                 Nine-month                 From
                                                                    period ended               period ended            inception to
                                                                   September 30,               September 30,           September 30,
                                                               2007          2006           2007           2006            2007
                                                            ---------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $(493,034)   $  (382,132)   $(1,527,927)   $  (385,652)   $(2,367,547)
                                                            ---------    -----------    -----------    -----------    -----------

    Adjustments to reconcile net loss to net cash used by
      operating activities:
        Amortization of debt financing costs                     --           48,974        157,947         48,974        187,227
        Share-based payments                                   32,283        101,323         96,539        101,323        287,443
        Increase in prepaid expenses                           (8,081)        (5,000)        (8,081)        (5,000)       (23,081)
        Increase in accounts payable and accruals             121,923        104,256         62,521        104,256        271,425
        Increase in current assets                             (2,078)          --           (8,634)          --           (8,634)
        Increase in accrued interest                             --             --          110,906           --          161,050
                                                            ---------    -----------    -----------    -----------    -----------
          Total adjustments                                   144,047        255,803        411,198        255,803        875,430
                                                            ---------    -----------    -----------    -----------    -----------
      Net cash used by operating activities                  (348,987)      (126,329)    (1,116,729)      (129,849)    (1,492,117)
                                                            ---------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments to acquire mineral property rights               (33,333)       (53,333)       (63,334)       (53,333)      (129,601)
    Payments to acquire reclamation bonds                        --             --             --             --          (33,635)
                                                            ---------    -----------    -----------    -----------    -----------
      Net cash used by investing activities                   (33,333)       (53,333)       (63,334)       (53,333)      (163,236)
                                                            ---------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash proceeds from the issuance of promissory notes          --        1,286,000           --        1,286,000      1,610,500
    Payments of debt financing costs                             --         (135,350)          --         (135,350)      (187,227)
    Payments of offering costs                                (44,000)          --          (66,500)          --         (171,677)
    Proceeds from sale of common shares,
       net of offering costs                                  450,000          7,750        450,000         13,540        462,540
                                                            ---------    -----------    -----------    -----------    -----------
      Net cash provided by financing activities               406,000      1,158,400        383,500      1,164,190      1,714,136
                                                            ---------    -----------    -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                23,680        978,738       (796,563)       981,008         58,783

CASH, beginning of period                                      35,103          2,270        855,346           --             --
                                                            ---------    -----------    -----------    -----------    -----------

CASH, end of period                                         $  58,783    $   981,008    $    58,783    $   981,008    $    58,783
                                                            =========    ===========    ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                           $    --      $      --      $      --      $      --      $      --
                                                            =========    ===========    ===========    ===========    ===========

    Taxes paid                                              $    --      $      --      $      --      $      --      $      --
                                                            =========    ===========    ===========    ===========    ===========

    Non-cash items-
      Conversion of promissory notes and
            related interest expense
            into common stock                               $    --      $      --      $ 1,771,550    $      --      $ 1,771,550
                                                            =========    ===========    ===========    ===========    ===========


                                        The accompanying notes to financial statements are
                                               an integral part of these statements.

                                  GOLD RUN INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO SEPTEMBER 30, 2007
                            (stated in U.S. dollars)
                                   (Unaudited)

NOTE 1. NATURE OF OPERATIONS

Gold Run Inc. ("the Company") is an exploration company engaged in the acquisition and exploration of mineral properties in the State of Nevada. The Company was incorporated on May 5, 2006 under the laws of the State of Delaware. As of September 30, 2007, the Company has put in place the management team, has leased four mineral properties and staked a fifth (see Note 3), has secured initial equity financing (see Note 6), and has commenced exploration activities on its leased properties. The Company has completed two offerings of promissory notes that have been converted to common shares as of May 14, 2007 and has completed a private placement of common shares on August 9, 2007 (see Note 6).

The recoverability of amounts shown as mineral property rights is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain necessary financing to complete the development of the properties and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.

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

The Company reviews the carrying values of its other mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of September 30, 2007, management has determined that no impairment loss is required.

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

(e) LOSS PER SHARE -

The basic loss per share for the nine-month period ended September 30, 2007, the three-month period ended September 30, 2007 and for the period from inception (May 5, 2006) to September 30, 2007 has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the "treasury stock method" is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.

At September 30, 2007, none of the warrants were considered dilutive as the exercise prices of these warrants substantially exceeded the Company's net tangible book value per share.

(f) PREPAID OFFERING COSTS -

Prepaid offering costs are legal costs relating to the Company's proposed initial public registration of its shares. These costs will be charged against the proceeds of the Company's initial public offering, if such offering occurs, or will be charged to expense if such offering does not occur.

(g) SHARE-BASED PAYMENTS -

Share-based payments consist of the estimated fair value of stock options granted during the period, and are recorded as an expense and an addition to additional paid-in capital in accordance with Statement of Financial Accounting Standards No. 123 (Revised December 2004), SHARE-BASED PAYMENT.

(h) GOING CONCERN -

These financial statements have been prepared using US generally accepted accounting principles applicable to a going concern which assumes that the Company will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss for the period from inception (May 5, 2006) to September 30, 2007 and shareholders' equity at September 30, 2007 of $2,367,547 and $153,986 respectively. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the development stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

The financial statements do not reflect any adjustments in the carrying values of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

NOTE 3. EXPLORATION PROGRAM FUNDING OBLIGATION AND MINERAL PROPERTY RIGHTS

(a) EXPLORATION PROGRAM FUNDING OBLIGATION -

The Company committed, under an agreement with its President/Chief Geologist, Mr. Dave Mathewson ("Mathewson"), to fund its mineral exploration program in the following amounts, not later than the following dates:

               August 1, 2007                           $500,000

               October 1, 2007                           900,000

               January 31, 2008                        1,000,000

               July 31, 2008                           1,000,000

               January 31, 2009                        1,000,000

               April 30, 2009                          1,000,000

               TOTAL:                                 $5,400,000

The foregoing exploration-program funding schedule was revised under a Letter Agreement between the Company and Mathewson dated June 22, 2007 (see Note 8). The Company previously met its requirement to provide $600,000 worth of exploration funding prior to March 31, 2007.

On September 17, 2007, the Company received a Notice of Default from Mathewson stating that the it had failed to meet its obligation to provide an aggregate of $1.1 million in exploration program funding through May 31, 2007 as required by the Amended and Restated Agreement by and between the Company and Mathewson, dated November 20, 2006, and as further amended on June 22, 2007.

The Notice of Default states that if the Company does not cure its default and also furnish the additional $900,000 in exploration program funding due under the Agreement on October 1, 2007 by October 17, 2007, then all of the registrant's interests in its Crescent Valley North, Robinson Creek, Horse Creek, Indian Creek, and Tempo properties would be forfeited to Mathewson. The Company subsequently did not meet its requirement to provide an additional $900,000 in funding by October 1, 2007 (see Note 10). These properties represent all of the registrant's gold prospects.

Mathewson also proposed in the Notice of Default that an alternative cure for these defaults and for the default of the Company's October 1, 2007 exploration program funding payment that Mathewson anticipated would occur, would be for two directors and officers to resign their positions with the Company, and for these directors and certain related shareholders to surrender all of the Company's shares of stock in which they have an ownership interest and to execute releases of any and all claims that they may have against the Company. The Notice of Default also states that this alternative cure must be made by October 17, 2007. The two directors in question did not comply with Mathewson's demand and the Company launched a lawsuit against them. Refer Note 10, Subsequent Events, for further discussion of this lawsuit and of its settlement.

The Company and Mathewson are currently negotiating the terms of a further revision to the Amended and Restated Agreement dated November 20, 2006, as further amended on June 22,2007. Although there is no assurance that the Company and Mathewson will enter into a revised agreement, it is anticipated that any such agreement, in addition to setting out a revised funding schedule, would include the provisions below.

In addition to funding its exploration program, the Company would be required to raise sufficient capital to fund its other activities, including legal, accounting, travel and other costs. The total capital, which would be required for these other costs, is estimated to be approximately $9,000,000.

Furthermore, it is anticipated that the Company's funding obligations to Mathewson would be deemed to be satisfied upon the earlier of:

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

      Should the Company be unable to complete the above funding obligations, its rights to its leased CVN (see Note 3(b)), RC (see Note 3(c)), HC (see
      Note 3(d)), and Tempo (see Note 3(e)) properties, as well as to its staked IC (see Note 3(f)) property, would be cancelled at. Mathewson's option, whereupon the rights to these five properties would revert to him. The Company's CVN, RC and HC properties are leased from KM Exploration Ltd. ("the Lessor"), a Nevada corporation in which Mr. Mathewson has a 50% ownership interest.

      Upon termination of its leases for any reason, the Company would be required to remove all the equipment it may have installed on the leased property and would be responsible for reclamation of those areas disturbed by the Company's activities. All of the Company's leases have been accounted for as operating leases.

(b) CVN LEASE -

On July 17, 2006, the Company entered into a mining lease agreement with the Lessor to lease a group of 151 unpatented lode mining claims known as the "CVN" group.

The term of this lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.

Until production is achieved, the following lease payments are required:

                Anniversary of effective date              Annual lease
                        of agreement                         payment
       ------------------------------------------------    ------------

       Upon signing of the lease                             $13,333

       Years 1 through 4                                      13,333

       Years 5 through 9                                      26,667

       All years thereafter                                   43,333

Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:

(i) a royalty on production equal to 3% of net smelter returns, or
(ii) the lease payments as per the above table.

The Company has the right at any time during the lease agreement to purchase a maximum of two "points" of the Lessor's three percent (3%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

             Average price of gold for the       Price per royalty
                  preceding thirty days                point
             -----------------------------       -----------------
             $300.00 per ounce and lower             $2,000,000

             $300.01 to $400.00 per ounce             2,500,000

             $400.01 to $500.00 per ounce             3,000,000

             $500.01 to $600.00 per ounce             4,000,000

             $600.01 to $700.00 per ounce             5,000,000

             $700.01 to $800.00 per ounce             6,000,000

             $800.01 to $900.00 per ounce             7,000,000

The Company shall have the right to purchase less than a full royalty "point," at a pro-rata price.

(c) RC LEASE -

On July 17, 2006, the Company entered into a mining lease agreement with the Lessor to lease a group of 91 unpatented lode mining claims known as the "RC" group.

The term of this lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.

Until production is achieved, the following lease payments are required:

               Anniversary of effective date       Annual lease
                       of agreement                  payment
               -----------------------------       ------------

               Upon signing of the lease              $10,000

               Years 1 through 4                       10,000

               Years 5 through 9                       20,000

               All years thereafter                    32,500

Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:

(i) a royalty on production equal to 2.5% of net smelter returns, or
(ii) the lease payments as per the above table.

The Company has the right at any time during the lease agreement to purchase a maximum of one-and-one-half (1.5) "points" of the Lessor's two-and-one-half percent (2.5%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

            Average price of gold for the         Price per royalty
                 preceding thirty days                  point
            -----------------------------         -----------------
            $300.00 per ounce and lower              $2,000,000

            $300.01 to $400.00 per ounce              2,500,000

            $400.01 to $500.00 per ounce              3,000,000

            $500.01 to $600.00 per ounce              4,000,000

            $600.01 to $700.00 per ounce              5,000,000

            $700.01 to $800.00 per ounce              6,000,000

            $800.01 to $900.00 per ounce              7,000,000

The Company shall have the right to purchase less than a full royalty "point," at a pro-rata price.

(d) HC LEASE -

On July 17, 2006, the Company entered into a mining lease agreement with the Lessor to lease a group of 189 unpatented lode mining claims known as the "HC" group.

The term of this lease is initially ten years. This lease may be extended in five year increments thereafter for a total lease term of thirty years. The Company can terminate the lease at any time upon 60 days advance notice.

Until production is achieved, the following lease payments are required:

              Anniversary of effective date        Annual lease
                      of agreement                   payment
              -----------------------------        ------------
              Upon signing of the lease               $10,000

              Years 1 through 4                        10,000

              Years 5 through 9                        20,000

              All years thereafter                     32,500

Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:

(i) a royalty on production equal to 2.5% of net smelter returns, or
(ii) the lease payments as per the above table.

The Company has the right at any time during the lease agreement to purchase a maximum of one-and-one-half (1.5) "points" of the Lessor's two-and-one-half percent (2.5%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

             Average price of gold for the       Price per royalty
                  preceding thirty days                 point
             -----------------------------       -----------------
             $300.00 per ounce and lower            $2,000,000

             $300.01 to $400.00 per ounce            2,500,000

             $400.01 to $500.00 per ounce            3,000,000

             $500.01 to $600.00 per ounce            4,000,000

             $600.01 to $700.00 per ounce            5,000,000

             $700.01 to $800.00 per ounce            6,000,000

             $800.01 to $900.00 per ounce            7,000,000

The Company shall have the right to purchase less than a full royalty "point," at a pro-rata price.

(e) TEMPO LEASE -

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

Due date of advance                                  Amount of advance
minimum royalty payment                           minimum royalty payment
----------------------------------------    ------------------------------------
January 15, 2008                                          $10,000

January 15, 2009                                           15,000

January 15, 2010                                           30,000

January 15, 2011                                           45,000

January 15, 2012 and annually thereafter    The greater of $60,000 or the dollar
    during the term of the lease              equivalent of 90 ounces of gold

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

Under certain conditions, the Lyle F. Campbell Trust may elect to take its production royalty in cash rather than in kind. In the event that the Company produces gold or other minerals from this property and pays the Lyle F. Campbell Trust a production royalty, then, within any one calendar year, the Company may use 100% of that year's advance royalty payment as a credit against its royalties payable for that year. If royalty payments payable for that year are greater than the Company's advance royalty payment paid for that year, then the Company can credit all advance minimum royalty payments made in previous years against 50% of the production royalty payable for that year.

In the event that the Lessor is paid a production royalty by the Company, the Company has the option to repurchase up to two points of the royalty payable on gold, silver, platinum or palladium, which would have the effect of thereafter permanently reducing the Lessor's production royalty on gold, silver, platinum or palladium from 4% to 2% of the Company's gross sales price for those minerals. The purchase price for each royalty "point" shall be according to the following schedule:

                Royalty point                 Purchased price
                -------------                 ---------------

                First 1%                           $1,500,000

                Second 1%                           3,000,000

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

(f) STAKED CLAIMS -

INDIAN CREEK ('IC') -

In January, 2007, the Company spent $25,000 on staking 88 claims comprising a contiguous claim group, named Indian Creek by the Company, located on the Independence-Eureka gold trend about five miles south of the Company's RC project.

NOTE 4. PROPERTY

Property consists of the cost of mineral property rights, as follows at September 30, 2007 and December 31, 2006:

                       September 30, 2007                        December 31, 2006
            ---------------------------------------   ---------------------------------------
                          Acquisition                               Acquisition
            Acquisition     related                   Acquisition     related
                cost       legal fees      Total          cost       legal fees      Total
CVN lease       $26,667       $12,312       $38,979       $13,333       $12,312       $25,645

RC lease         20,000        10,311        30,311        10,000        10,311        20,311

HC lease         20,000        10,311        30,311        10,000        10,311        20,311

TMP lease         5,000            --         5,000            --            --            --

IC staked        10,000        15,000        25,000            --            --            --
            -----------   -----------   -----------   -----------   -----------   -----------
   TOTAL:       $81,667       $47,934      $129,601       $33,333       $32,934       $66,267
            ===========   ===========   ===========   ===========   ===========   ===========

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities are the following accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006:

                                                              September 30,   December 31,
                                                                  2007           2006
                                                              ------------   ------------
Accrued consulting and accounting fees                             $15,985        $17,600

Accrued legal fees                                                 182,088         11,289

Accrued exploration and field employee costs                        12,174         93,906

Accrued office expenses / G&A                                        3,998         15,350

Accrued employee deductions                                          2,180          5,506

Accrued audit fees                                                  30,000         15,000
                                                              ------------   ------------
Accounts payable and accrued expenses to other than related
    parties                                                        246,425        158,651

Accrued legal fees - related party                                  25,000         50,253
                                                              ------------   ------------
   TOTAL:                                                         $271,425       $208,904
                                                              ============   ============

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

At September 30, 2007 and December 31, 2006, all 9,900,000 warrants are outstanding with an exercise price of $1.00. The warrants expire on May 8, 2009. Refer also Note 10, Subsequent Events, for a change in the total warrants outstanding occurring after the reporting period ended September 30, 2007.

(b) COMMITMENT TO ISSUE ADDITIONAL SHARES -

At the same time that the Company and its President/Chief Geologist entered into an employment agreement, the parties also entered into a separate agreement providing for the President/Chief Geologist to purchase 7,500,000 shares of the Company's common stock at a price of $0.0001 per share. Under the terms of that agreement, once the Company has met its funding obligation (defined as the Company having raised a total of $6,000,000 for exploration costs by April 30, 2009, at various dates and in amounts as described in Note 3), the Company is obligated to issue additional shares to the President/Chief Geologist (at a price of $0.0001 per share) in sufficient number so that the President/Chief Geologist would continue to hold 15% of the then issued and outstanding shares of the Company. In the event that the President/Chief Geologist should hold more than 15% of the issued and outstanding shares at the time the Company meets its funding obligation, those excess shares will be deemed to be automatically cancelled. Shares issued by the Company pursuant to the acquisition of additional mineral property rights will be deducted from the total of the shares then issued and outstanding for the purposes of calculating the 15% the President/Chief Geologist is entitled to. Shares sold or transferred to other employees of the Company by the President/Chief Geologist must be included for purposes of calculating the 15% the President/Chief Geologist is entitled to.

These shares are restricted as to sale for the first eighteen months and then subject to certain restrictions on the sale of these shares for an additional eighteen months.

(c) SHARE-BASED PAYMENTS AND EMPLOYMENT AGREEMENT -

On September 15, 2006, the Company and its Chief Executive Officer entered into an employment agreement which provides, amongst other compensation, an option to purchase 1,500,000 shares of common stock over a five-year period at a price of $0.25 for the first 500,000 shares and $0.50 for the remaining 1,000,000 shares.

The option vests as follows:

                                                                                Number of shares
                                                                                ----------------
Upon signing of the agreement                                                            300,000

Pro-rata on a daily basis until September 15, 2007                                       400,000

Pro-rata on a daily basis from September 15, 2007 until September 15, 2008               400,000

Pro-rata on a daily basis from September 15, 2008 until September 15, 2009               400,000
                                                                                ----------------
    TOTAL:                                                                             1,500,000
                                                                                ================

The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of three years. The fair value of the 716,438 options vested during the period from inception (May 5, 2006) to September 30, 2007 is estimated to be $287,443. The Company has expensed $32,283 in the statement of loss for the quarter ended September 30, 2007 and has expensed $96,539 in the statement of loss for the nine-month period ended September 30, 2007; recorded as additional paid-in capital.

The Company expensed $40,828 for both the corresponding quarter and nine-month period ended September 30, 2006.

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

(d) PROMISSORY NOTES CONVERTED INTO COMMON SHARES -

The Company completed two private placements of two-year non-transferable 10% convertible promissory notes payable annually. Interest accrued and was payable on the annual anniversary date of each note. Note-holders were also entitled to receive one full year of interest if the Company successfully registered its common chares with the Securities and Exchange Commission ("SEC") before the annual anniversary date of the convertible promissory notes, which it did.

The promissory notes were converted into common shares of the Company at a conversion price of $0.25 per share in the case of Series 1 notes and $0.50 per share in the case of Series 2 notes upon the date of the Company's registration statement being declared effective by the SEC on May 14, 2007.

At May 14, 2007, the Company converted promissory notes totaling $583,500 and related accrued interest expense of $58,350 (Series 1) and $1,027,000 and related interest expense of $102,700 (Series 2) into 4,826,800 shares of common stock. Total debt financing costs associated with these converted promissory notes equals $187,227. Previously unamortized debt financing costs of $157,947, associated with the issuance of these convertible promissory notes, were expensed during the nine-month period ended September 30, 2007.

(e) INITIAL PUBLIC OFFERING OF COMMON SHARES -

The Company's registration statement on Form SB-2 for an initial public offering in the amount of $8 million on an all-or-none basis was declared effective by the SEC on May 14, 2007 at which time the Company commenced receiving investment subscriptions. The Company subsequently changed the terms of its offering to a $3 million / $8 million mini-max offering and filed an amended registration statement with the SEC on June 27, 2007. The Company continued to receive subscriptions from investors after filing the amendment. All subscription funds were deposited into and held in an escrow account. On July 24, 2007, the SEC notified the Company that because of the changed offering terms, the revised offering could not continue, and all funds in escrow should be returned to the subscribers. Accordingly, the Company terminated the offering, and the funds were returned. The Company plans to file an amended registration statement with the SEC and resume its offering upon the amended registration statement being declared effective. No subscription funds were held in escrow as of September 30, 2007 (December 31, 2006: Nil).

(f) PRIVATE PLACEMENT OF COMMON SHARES -

On August 9, 2007, the Company concluded a private placement of 666,667 shares of its Common Stock at a price of $.75 per share, for an aggregate purchase price of $500,000. This private placement was conducted under Regulation S promulgated under the Securities Act of 1933, as amended (Rules 901 through 905 and preliminary notes). The securities issued in this private placement were sold to a single foreign accredited investor as defined in Rule 501 promulgated under the Securities Act of 1933, as amended. For the year ended December 31, 2006, the Company had received proceeds of $12,540 from the private placement of common shares.

NOTE 7. INCOME TAXES

The components of the Company's deferred tax asset are as follows at September 30, 2007:

                                                September 30,       December 31,
                                                    2007               2006
                                                ------------       ------------
Net operating loss carry-forward                    $828,641           $227,000

Stock-based compensation                             100,605             67,000
                                                ------------       ------------

   Total deferred tax asset                          929,246            294,000

Valuation allowance                                 (929,246)          (294,000)
                                                ------------       ------------
NET DEFERRED TAX ASSET                          $         --       $         --
                                                ============       ============

The Company has recorded a valuation allowance sufficient to fully reserve the deferred tax asset as realization of the deferred tax asset is not reasonably assured because of the Company's loss since inception. Management evaluates the need for a valuation allowance periodically.

As of September 30, 2007, the Company had net operating loss carry-forwards of approximately $2,300,000 that may be used in future years to offset federal taxable income. Such carry-forwards expire in December 2027.

NOTE 8. RELATED PARTY TRANSACTIONS

For quarter and the nine-month period ended September 30, 2007, the Company incurred consulting fees and paid expenses of $28,242 and $162,300 respectively to a firm of which a director is a partner, and to a consulting firm controlled by the same director. The cumulative consulting fees and expenses incurred from this firm from inception (May 5, 2006) to September 30, 2007 are $231,529. This director subsequently resigned as part of the settlement referred to in Note 10.

The company paid $20,000 and $30,000 to this firm for consulting fees and expenses incurred, for the quarter and the nine-month period ended September 30, 2006 respectively.

For the nine-month period ended September 30, 2007, the Company paid operating expenses of $22,779 to a company of which a director is a controlling partner. The cumulative from inception to September 30, 2007 expense is $34,968.

The Company paid Nil in operating expenses to this company for the corresponding quarter and nine-month period ended September 30, 2006.

For the nine-month period ended September 30, 2007, the Company paid legal fees of $27,144 to a legal firm controlled by two directors (Nil for the quarter ended September 30, 2007). For the period from inception (May 5, 2006) to December 31, 2006 the Company incurred legal expenses of $85,253 with this firm, of which $20,000 has been capitalized to mineral property rights, $17,500 has been charged to debt financing costs (see Note 6), $25,000 has been charged to offering costs, and the remainder has been charged to legal expense.

The Company incurred $30,000 in legal fees with this firm, for both the quarter and the nine-month period ended September 30, 2006, of which $12,500 was charged to offering costs.

On June 22, 2007, the Company and its President/Chief Geologist, Mr. Dave Mathewson, entered into a letter agreement by which Mr. Mathewson agreed to a revised schedule of payments of the Company's exploration program funding obligation. The schedule agreed upon in this letter agreement is set forth in
Note 3(a).

NOTE 9. CONCENTRATIONS OF CREDIT RISK

At September 30, 2007, substantially all of the Company's cash is held in accounts with a Canadian Chartered Bank. The amounts held in these Canadian accounts are insured under the Canadian Deposit Insurance Company to a maximum of $100,000 CDN (as of September 30, 2007) per each deposit account. Amounts denominated in US dollars are not insured. The Company has not experienced losses on such accounts, nor does the Company believe that there is significant risk of loss on such accounts in Canada.

As of September 30, 2007, all of the Company's mineral property rights were geographically concentrated in the State of Nevada.

NOTE 10. SUBSEQUENT EVENTS

The Company failed to meet its exploration-program funding obligation to provide $900,000 in exploration program funding by October 1, 2007, in accordance with the exploration-funding schedule revised under a Letter Agreement between the Company and Mathewson, dated June 22, 2007 (see Note 8). This default is in addition to the Company's failure to provide $500,000 in required exploration funding before August 1, 2007 (see Note 8), per the same schedule.

On September 24, 2007, the Company sued two founders and directors. This litigation is disclosed in the Company's Form 8-K filed on October 1, 2007. The lawsuit, which was commenced on September 24, 2007 in the Ontario (Canada) Superior Court of Justice in Toronto (Court File No. 07-CL-7186), arose out of certain directors alleged undisclosed control of a competing gold exploration company through which they allegedly usurped the registrant's rightful corporate business opportunities. The lawsuit also alleges their breach of fiduciary duty, breach of directors' duties, wrongful interference with the registrant's economic interests, breach of contract, conspiracy and unjust enrichment.

The Company settled this lawsuit in October 2007. As part of the settlement, these two directors resigned, and renounced all affiliations with the Company and, together with some other of their business affiliates and associates, assigned and transferred to the Company for nominal consideration a total of 19,055,000 shares of the Company's common stock held by them, constituting approximately 90% of their collective shareholdings. Additionally, these two directors assigned and transferred to the Company 6,600,000 of the Company's warrants, constituting 100% of the warrants held by them. As a result of the above, the Company now has 25,888,467 outstanding shares of common stock and 3,300,000 outstanding warrants; prior to the settlement, there were 44,943,467 shares and 9,900,000 warrants outstanding.

                                      * * *

ITEM 2.                 PLAN OF OPERATION

We intend to conduct a staged exploration program on each of our five properties, which are all at the very early stages of exploration. The follow-up stages of our exploration programs are dependent upon the results obtained during the earlier stages. We have spent approximately $600,000 on our exploration programs to date.

We intend to shortly file an amendment to our registration statement and proceed with our initial public offering, which we expect will be for a minimum of $4,000,000 and a maximum of $10,000,000. We anticipate that the proceeds from our initial public offering will be sufficient to fund our exploration program as it is currently planned and described herein. We further anticipate that the proceeds from our initial public offering will be sufficient for us to meet our exploration program funding obligations for the next twelve months under our agreement with David Mathewson, our President and Chief Geologist, with whom we are currently in the process of renegotiating the agreement to better reflect our current financial situation and anticipated future activities.

We estimate that we will require approximately $3.3 million through November 14, 2008 to pay for initial and follow-up work on our currently held projects, what we anticipate will be our renegotiated exploration program funding obligations with Mr. Mathewson, estimated administrative expenses, lease payments and estimated claim maintenance costs. We plan to rely upon the proceeds from our anticipated initial public offering, an amended registration statement for which we plan to file shortly, to fund our operations through November 14, 2008.

We have commenced the initial exploration work on four of our properties. The total planned initial exploratory work for all five properties is estimated to be approximately $988,000. Completing the first stage for all five properties, and a second stage of work on 3 of the properties is estimated to cost approximately $1,678,000. We will require the proceeds of our planned initial public offering to perform the initial exploration work on all five of our properties and to follow-up our initial exploratory work on three of our properties.

In addition we intend to seek out and acquire additional mining prospects in Nevada and elsewhere. In the event that we acquire additional mining prospects, we may decide to accordingly modify our planned exploration programs for our existing properties.

We believe that necessary equipment and operators for our exploratory activities are available from several local sources in Elko and Reno, Nevada.

EXPLORATION PROGRAM FOR CRESCENT VALLEY NORTH PROPERTY

Five drill sites have already been permitted and at least three core holes will be drilled to further examine the bonanza vein model and provide initial target tests. These holes must be drilled to at least 1,500 feet, with the option of drilling to 2,000 feet. We anticipate drilling approximately 5,000 total feet of core during the initial phase of this exploration program. The estimated costs for the initial phase of this exploration program are approximately $340,000, consisting of:

     o    Drilling costs at approximately $60 per foot, for a total of $300,000.

     o    Site preparation costs of approximately $5,000.

     o    Assaying costs at approximately $6 per foot, for a total of $30,000.

     o Core splitting and miscellaneous materials and labor at approximately $1 per foot, for a total of $5,000.

Depending upon the results obtained in the initial exploratory phase, we may immediately commence with next phase of the exploration program. The second phase will be will be a similar size program to provide additional characterization and definition on the model and prospectively intersected mineralization. Our projected cost for the second phase is an additional $340,000, for a total cost of approximately $680,000 for the initial and second phases of this exploration program.

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

Hole RC06-1 was completed in December 2006 to a depth of 1140 feet when we had to stop because of difficult hole conditions. The cutting samples indicated scattered weakly anomalous gold values from 25 to 100 ppb (parts per billion). We believe that a structural complication may have displaced the targeted Webb-Devil's Gate limestone contact downward, below 1500 feet of depth. The right rock units of Chainman Formation that overlies the Webb Formation were intersected in the drill hole.

Hole RC06-2 was completed in January 2007 to a depth of 1500 feet. The rock formation that was drilled appears to be entirely Chainman Formation. The top of the Webb Formation may have been encountered at 1470 feet, which indicates that the targeted Webb-Devils Gate limestone contact is at an excessive depth at this location. Several zones of thin mafic intrusions were intersected in this hole. We believe that these intrusions provide favorable indication of target prospectivity at this site.

The estimated costs for the initial phase of this exploration program are approximately $180,000, consisting of:

     o Gravity survey and assessment report have been completed at a cost of $20,000.

     o Site preparation costs of approximately $15,000 (a portion of which has already been expended).

     o Drilling costs at approximately $25 per foot, for a total of $125,000 (a portion of which has already been expended).

     o Assay costs of approximately $20,000 (a portion of which has already been expended).

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

EXPLORATION PROGRAM FOR HORSE CREEK PROPERTY

In October 2006, we completed a 552-station gravity survey at 125-meter station intervals along lines spaced approximately 250 meters apart. When conditions permit, we will conduct a ground examination of the interpretable features indicated by this gravity survey to assist us with targeting. The results of this gravity survey appear to provide good definition on several northwest-trending structural features that are consistent with earlier targeting on the property. In addition, a strong gravity high was indicated within the northern area of the property. This gravity high data may indicate shallow depth to prospective lower-plate rock units. We do not plan to start drilling at this property until late 2007 at the earliest. We will obtain a reclamation bond prior to commencing drilling on this property. No previous drilling has been conducted in the vicinity of this gravity high. The estimated cost of the initial phase of this exploration program is approximately $45,000, consisting of:

     o Gravity survey and assessment report have been completed at a cost of $30,000.

     o 500 rock and soil samples sufficient to characterize target locations along the prospective structural zones expected to cost approximately $30 per sample, for a total of $15,000.

We may start drilling on this property depending upon the results that we obtain from our preliminary work. At this time, we estimate that the additional costs of drilling two or three initial reverse circulation test holes to a total footage of 5,000 feet to be $200,000 ($40 per foot).

EXPLORATION PROGRAM FOR INDIAN CREEK PROPERTY

We completed a detailed gravity survey of this property in May of 2007 and are currently conducting an extensive surface sampling program. Targets to be pursued by drilling are becoming evident and are in the process of being further defined by mapping and sampling. We intend to drill three exploratory holes to a depth of approximately 1,500 feet each. We will obtain a reclamation bond prior to commencing drilling. The total cost of this initial phase of our exploration program is estimated to be $253,000, consisting of:

     o    Initial staking and claim filings were completed at a cost of $28,000.

     o    Gravity survey and assessment report at a cost of $30,000.

     o    All rock and soil samples are expected to cost $15,000.

EXPLORATION PROGRAM FOR TEMPO MINERAL PROSPECT PROPERTY

A gravity survey to expand and enhance the existing gravity data is currently in progress. Once the gravity survey is completed and evaluated by our contract geophysicist, and the target opportunities are further defined, we intend to drill two exploratory holes to a depth of up to approximately 2000 feet each. We will obtain a reclamation bond prior to commencing drilling. The total cost of this initial phase of our exploration program is estimated to be $170,000, consisting of:

     o    Gravity survey and assessment report expected to cost $50,000.

     o    Drilling costs at approximately $25 per foot, for a total of $100,000.

     o    Assaying is expected to cost $20,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 3. CONTROLS AND PROCEDURES

After having conducted an evaluation as required by Rules 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer, John M. Pritchard, and our Chief Financial Officer, Ernest Cleave, have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 24, 2007, we commenced a lawsuit in the Ontario (Canada) Superior Court of Justice in Toronto against D. Richard Brown, Trevor Michael, Tamara Brown, 2120315 Ontario Inc. (an Ontario company controlled by Mr. Michael), and certain business affiliates of Messrs. Brown and Michael. Messrs. Brown and Michael were formerly our officers and directors (See Item 5 below). This lawsuit, the substance of which is a public record, bears Court File No. 07-CL-7186, and is between Gold Run Inc. as Plaintiff and D. Richard Brown, Tamara Brown, Trevor Michael, 2120315 Ontario Inc., Allan Bezanson, Steve Jakob, Donald F. Locke, Neil Mark, Robert Mark and Troy Ternowetsky as Defendants. This lawsuit arose out of Messrs. Brown and Michael's alleged undisclosed control of a competing gold exploration company through which they were alleged, among other things, to have usurped our rightful corporate business opportunities. The lawsuit alleged, among other things, breach of fiduciary duty, breach of directors' duties, wrongful interference with the registrant's economic interests, breach of contract, conspiracy and unjust enrichment. As relief, we sought injunctive relief and damages in the amount of $12.2 million.

This litigation was settled in October, 2007. Under the terms of the settlement, Messrs. Brown and Michael resigned as directors, renounced all affiliations to and with us, and, together with the other defendants, assigned and transferred to us for nominal consideration a total of 19,055,000 shares of our common stock held by them, constituting approximately 90% of their collective shareholdings. Additionally, Messrs. Brown and Michael have assigned and transferred to us 6.6 million of our warrants, constituting 100% of the warrants held by them. As a result of the above, as of November 14, 2007, we have 25,888,467 outstanding shares of common stock; prior to the settlement, we had 44,943,467 shares outstanding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On August 7, 2007, we sold 666,667 shares of our unregistered and restricted common stock, par value $0.000001 per share, to a single foreign (Kuwaiti) citizen and resident in a private placement under Regulation S promulgated under the Securities Act of 1933, as amended. We realized proceeds of $500,000 from this sale, which was used for working capital. Our purchase agreement with this foreign investor was amended on August 30, 2007 to include certain anti-dilution protections upon the commencement of our anticipated amended public offering.

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

                                                  GOLD RUN INC.

Date: November 19, 2007                           /s/ John M. Pritchard
                                                  ----------------------------
                                                  John M. Pritchard
                                                  Chief Executive Officer

Date: November 19, 2007                           /s/ Ernest Cleave
                                                  ----------------------------
                                                  Ernest Cleave
                                                  Chief Financial Officer