Form 10QSB/A
period 2007-09-30
Gold Run Inc.
filed 2007-12-31
CIK 1383290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

     Item 1        Legal Proceedings

     Item 2        Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3        Defaults Upon Senior Securities

     Item 4        Submission of Matters to a Vote of Security Holders

     Item 5        Other Information

     Item 6        Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

We did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures, although the review is required by the form.




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