Form 10QSB/A
period 2007-09-30
Gold Run Inc.
filed 2008-02-11
CIK 1383290

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
                                                             ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities (Note 5)
    To related party                                         $     25,000    $     50,253
    To others                                                     246,425         158,651
  Accrued interest (Note 6)                                            --          50,144
                                                             ------------    ------------
Total current liabilities                                         271,425         259,048
                                                             ------------    ------------
PROMISSORY NOTES (Note 6)                                              --       1,610,500
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5, 6, 8 and 10)
SHAREHOLDERS' EQUITY (DEFICIT) (Note 6):
  Common stock, $.000001 par value, 100,000,000 shares
    authorized.                                                        45              39
  Additional paid-in capital                                    2,521,488         203,405
  Deficit accumulated during the exploration phase             (2,367,547)       (839,620)
                                                             ------------    ------------
    Total shareholders' equity (deficit)                          153,986        (636,176)
                                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)         $    425,411    $  1,233,372
                                                             ============    ============

               The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                                  GOLD RUN INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                   STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007, AND
        FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2006
                            (stated in U.S. dollars)
                                   (unaudited)

                                                                                                  Deficit
                                                                                                accumulated       Total
                                                                                   Additional    during the    shareholders'
                                                          Number of     Common       paid-in    exploration       equity
                                                            shares       stock       capital       stage         (deficit)
                                                          ----------   ---------   ----------   -----------    ------------
BALANCE, May 5, 2006                                              --   $      --   $       --   $        --    $         --

   Initial private placement of shares (Note 6)           22,400,000          22        2,218            --           2,240

   Shares issued to President/Chief
     Geologist (Note 6)                                    7,500,000           7          743            --             750

   Private placement of shares (Note 6)                    9,550,000          10        9,540            --           9,550

   Fair value of share-based payments  (Note 6)                   --          --      190,904            --         190,904

   Net loss from inception to December 31, 2006                   --          --           --      (839,620)       (839,620)
                                                          ----------   ---------   ----------   -----------    ------------
BALANCE, December 31, 2006                                39,450,000          39      203,405      (839,620)       (636,176)

   Net loss for the nine-months ended September 30, 2007          --          --           --    (1,527,927)     (1,527,927)

   Fair value of share-based payments (Note 6)                    --          --       96,539            --          96,539

   Private placement of shares (Note 6)                      666,667           1      449,999            --         450,000

   Conversion of promissory notes to common stock
     (Note 6)                                              4,826,800           5    1,771,545            --       1,771,550
                                                          ----------   ---------   ----------   -----------    ------------
BALANCE, September 30, 2007                               44,943,467   $      45   $2,521,488   $(2,367,547)   $    153,986
                                                          ==========   =========   ==========   ===========    ============

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

                                                       THREE-MONTH                  NINE-MONTH               FROM
                                                       PERIOD ENDED                PERIOD ENDED          INCEPTION TO
                                                       SEPTEMBER 30,               SEPTEMBER 30,         SEPTEMBER 30,
                                                   2007          2006           2007          2006           2007
                                                -----------   -----------    -----------   -----------    -----------
REVENUE                                         $        --   $        --    $        --   $        --    $        --
                                                -----------   -----------    -----------   -----------    -----------
COSTS AND EXPENSES:
  Exploration costs                                 136,562        88,424        304,041        88,424        600,078
  Share-based payments (Note 6)                      32,283       101,323         96,539       101,323        287,443
  Consulting and professional fees (Note 8)          55,743        40,828        191,325        40,828        277,433
  Travel                                             21,128        12,307        158,880        12,307        206,402
  Legal (Note 8)                                    130,068        56,976        227,523        60,476        268,204
  Amortization of debt financing costs (Note 6)          --            --        157,947            --        187,227
  Audit fees                                          5,000        14,000         26,000        14,000         53,500
  Salaries                                           46,851         6,250        126,148         6,250        153,392
  Office expense                                      5,729           101         18,076           101         38,962
  General and administrative                         48,730        12,705         84,545        12,705         97,464
  Rent (Note 8)                                       7,386            --         25,162            --         34,057
  Bank charges                                        2,320         1,425          3,590         1,445          5,317
  Exchange rate gain (losses)                         1,211            --         (2,743)           --         (1,754)
                                                -----------   -----------    -----------   -----------    -----------
    Total costs and expenses                        493,011       334,339      1,417,033       337,859      2,207,725
                                                -----------   -----------    -----------   -----------    -----------
LOSS FROM OPERATIONS                               (493,011)     (334,339)    (1,417,033)     (337,859)    (2,207,725)

INTEREST EXPENSE ON PROMISSORY NOTES (Note 6)            --       (48,974)      (110,906)      (48,974)      (161,050)

INTEREST (EXPENSE) INCOME, NET                          (23)        1,181             12         1,181          1,228
                                                -----------   -----------    -----------   -----------    -----------

NET LOSS                                        $  (493,034)  $  (382,132)   $(1,527,927)  $  (385,652)   $(2,367,547)
                                                ===========   ===========    ===========   ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES                44,653,612    39,450,000     42,034,586    39,450,000     40,828,109
                                                ===========   ===========    ===========   ===========    ===========

LOSS PER SHARE                                  $    (0.011)  $    (0.010)   $    (0.036)  $    (0.010)   $    (0.058)
                                                ===========   ===========    ===========   ===========    ===========

               The accompanying notes to financial statements are
                      an integral part of these statements.

                                  GOLD RUN INC.
                        (an exploration stage enterprise)
                            STATEMENTS OF CASH FLOWS
  FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006,
   FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006,
      AND FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO SEPTEMBER 30, 2007
                            (stated in U.S. dollars)
                                   (unaudited)

                                                              Three-month                 Nine-month               From
                                                              period ended               period ended         inception to
                                                              September 30,              September 30,        September 30,
                                                            2007        2006           2007         2006           2007
                                                         ---------   ----------    -----------   ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                             $(493,034)  $ (382,132)   $(1,527,927)  $ (385,652)   $(2,367,547)
                                                         ---------   ----------    -----------   ----------    -----------
    Adjustments to reconcile net loss to net cash used
      by operating activities:
        Amortization of debt financing costs                    --           --        157,947           --        187,227
        Share-based payments                                32,283      101,323         96,539      101,323        287,443
        Increase in prepaid expenses                        (8,081)      (5,000)        (8,081)      (5,000)       (23,081)
        Increase in accounts payable and accruals          121,923      111,506         62,521      111,506        271,425
        Increase in GST receivable                          (2,078)          --         (8,634)          --         (8,634)
        Increase in accrued interest                            --       48,974        110,906       48,974        161,050
                                                         ---------   ----------    -----------   ----------    -----------
          Total adjustments                                144,047      256,803        411,198      256,803        875,430
                                                         ---------   ----------    -----------   ----------    -----------
      Net cash used by operating activities               (348,987)    (125,329)    (1,116,729)    (128,849)    (1,492,117)
                                                         ---------   ----------    -----------   ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments to acquire mineral property rights            (33,333)     (53,333)       (63,334)     (53,333)      (129,601)
    Payments to acquire reclamation bonds                       --           --             --           --        (33,635)
                                                         ---------   ----------    -----------   ----------    -----------
      Net cash used by investing activities                (33,333)     (53,333)       (63,334)     (53,333)      (163,236)
                                                         ---------   ----------    -----------   ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash proceeds from the issuance of promissory notes         --    1,286,000             --    1,286,000      1,610,500
    Payments of debt financing costs                            --     (135,350)            --     (135,350)      (187,227)
    Payments of offering costs                             (44,000)          --        (66,500)          --       (171,677)
    Proceeds from sale of common stock,
       net of offering costs                               450,000        6,750        450,000       12,540        462,540
                                                         ---------   ----------    -----------   ----------    -----------
      Net cash provided by financing activities            406,000    1,157,400        383,500    1,163,190      1,714,136
                                                         ---------   ----------    -----------   ----------    -----------
NET INCREASE (DECREASE) IN CASH                             23,680      978,738       (796,563)     981,008         58,783

CASH, beginning of period                                   35,103        2,270        855,346           --             --
                                                         ---------   ----------    -----------   ----------    -----------
CASH, end of period                                      $  58,783   $  981,008    $    58,783   $  981,008    $    58,783
                                                         =========   ==========    ===========   ==========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid                                        $      --   $       --    $        --   $       --    $        --
                                                         =========   ==========    ===========   ==========    ===========
    Taxes paid                                           $      --   $       --    $        --   $       --    $        --
                                                         =========   ==========    ===========   ==========    ===========
    Non-cash items-
      Conversion of promissory notes and
            related interest expense
            into common stock                            $      --   $       --    $ 1,771,550   $       --    $ 1,771,550
                                                         =========   ==========    ===========   ==========    ===========

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

Significant estimates used in the preparation of these financial statements include, amongst other things, the estimated future operating results and net cash flows from mineral properties, the anticipated costs of asset retirement obligations including the reclamation of mine sites, the successful registration of the Company's shares and the computation of share-based payments.

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

At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on a straight-line basis over the expected economic life of the mine.

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

(h) GOING CONCERN -

These financial statements have been prepared using US generally accepted accounting principles applicable to a going concern which assumes that the Company will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss for the period from inception (May 5, 2006) to September 30, 2007 and shareholders' equity at September 30, 2007 of $2,367,547 and $153,986 respectively. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the development stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

The financial statements do not reflect any adjustments in the carrying values of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the going concern assumption was not appropriate. Such adjustments could be material.

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

The Notice of Default states that if the Company does not cure its default and also furnish the additional $900,000 in exploration program funding due under the Letter Agreement on October 1, 2007 by October 17, 2007, then all of the registrant's interests in its Crescent Valley North, Robinson Creek, Horse Creek, Indian Creek, and Tempo properties would be forfeited to Mathewson. The Company subsequently did not meet its requirement to provide an additional $900,000 in funding by October 1, 2007 (see Note 10). These properties represent all of the registrant's gold prospects.

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

The Company and Mathewson are currently negotiating the terms of a further revision to the Amended and Restated Agreement dated November 20, 2006, as further amended on June 22, 2007. Although there is no assurance that the Company and Mathewson will enter into a revised agreement, it is anticipated that any such agreement, in addition to setting out a revised funding schedule, would include the provisions below.

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

      Should the Company be unable to complete the above funding obligations, its rights to its leased CVN (see Note 3(b)), RC (see Note 3(c)), HC (see Note 3(d)), and Tempo (see Note 3(e)) properties, as well as to its staked IC (see
Note 3(f)) property, would be cancelled at Mathewson's option, whereupon the rights to these five properties would revert to him. The Company's CVN, RC and HC properties are leased from KM Exploration Ltd. ("the Lessor"), a Nevada corporation in which Mr. Mathewson has a 50% ownership interest.

      Upon termination of its leases for any reason, the Company would be required to remove all the equipment it may have installed on the leased properties and would be responsible for reclamation of those areas disturbed by the Company's activities. All of the Company's leases have been accounted for as operating leases.

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

Until production is achieved, the following lease payments are required:

                                                       Annual
                  Anniversary of effective date         lease
                           of agreement                payment
                           ------------                -------
               Upon signing of the lease               $13,333
               Years 1 through 4                        13,333
               Years 5 through 9                        26,667
               Years 10 and all years thereafter        43,333

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

The Company has the right at any time during the lease agreement to purchase a maximum of two "points" of the Lessor's three percent (3%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

                                                      Price per
                Average price of gold for the          royalty
                    preceding thirty days               point
                    ---------------------               -----
                $300.00 per ounce and lower          $2,000,000
                $300.01 to $400.00 per ounce          2,500,000
                $400.01 to $500.00 per ounce          3,000,000
                $500.01 to $600.00 per ounce          4,000,000
                $600.01 to $700.00 per ounce          5,000,000
                $700.01 to $800.00 per ounce          6,000,000
                $800.01 to $900.00 per ounce          7,000,000

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

Until production is achieved, the following lease payments are required:

                                                       Annual
               Anniversary of effective date            lease
                        of agreement                   payment
                        ------------                   -------
               Upon signing of the lease               $10,000
               Years 1 through 4                        10,000
               Years 5 through 9                        20,000
               All years thereafter                     32,500

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

The Company has the right at any time during the lease agreement to purchase a maximum of one-and-one-half (1.5) "points" of the Lessor's two-and-one-half percent (2.5%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

                                                      Price per
                Average price of gold for the          royalty
                    preceding thirty days               point
                    ---------------------               -----
                $300.00 per ounce and lower          $2,000,000
                $300.01 to $400.00 per ounce          2,500,000
                $400.01 to $500.00 per ounce          3,000,000
                $500.01 to $600.00 per ounce          4,000,000
                $600.01 to $700.00 per ounce          5,000,000
                $700.01 to $800.00 per ounce          6,000,000
                $800.01 to $900.00 per ounce          7,000,000

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

Until production is achieved, the following lease payments are required:

                                                        Annual
                Anniversary of effective date            lease
                        of agreement                    payment
                        ------------                    -------
                Upon signing of the lease               $10,000
                Years 1 through 4                        10,000
                Years 5 through 9                        20,000
                All years thereafter                     32,500

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

The Company has the right at any time during the lease agreement to purchase a maximum of one-and-one-half (1.5) "points" of the Lessor's two-and-one-half percent (2.5%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

                                                      Price per
                Average price of gold for the          royalty
                    preceding thirty days               point
                    ---------------------               -----
                $300.00 per ounce and lower          $2,000,000
                $300.01 to $400.00 per ounce          2,500,000
                $400.01 to $500.00 per ounce          3,000,000
                $500.01 to $600.00 per ounce          4,000,000
                $600.01 to $700.00 per ounce          5,000,000
                $700.01 to $800.00 per ounce          6,000,000
                $800.01 to $900.00 per ounce          7,000,000

The Company shall have the right to purchase less than a full royalty "point," at a pro-rata price.

(e) TEMPO LEASE -

The Company entered into a lease with the Lyle F. Campbell Trust of Reno, Nevada on May 18, 2007. The lease is for an initial period of ten years and may be extended in five year increments for up to a total term of 99 years. The Company may terminate this lease at any time. Until production is achieved, lease payments (deemed "advance minimum royalties") consist of an initial payment of $5,000, which was made upon the effectiveness of the lease, followed by annual payments according to the following schedule:

--------------------------------------------------------------------------------
           Due date of advance                        Amount of advance
         minimum royalty payment                   minimum royalty payment
--------------------------------------------------------------------------------
            January 15, 2008                              $10,000
            January 15, 2009                               15,000
            January 15, 2010                               30,000
            January 15, 2011                               45,000
January 15, 2012 and annually thereafter    The greater of $60,000 or the dollar
      during the term of the lease             equivalent of 90 ounces of gold
--------------------------------------------------------------------------------

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

Under certain conditions, the Lyle F. Campbell Trust may elect to take its production royalty in cash rather than in kind. In the event that the Company produces gold or other minerals from this property and pays the Lyle F. Campbell Trust a production royalty, then, within any one calendar year, the Company may use 100% of that year's advance royalty payment as a credit against its royalties payable for that year. If production royalty payments payable for that year are greater than the Company's advance royalty payment paid for that year, then the Company can credit all advance minimum royalty payments made in previous years against 50% of the production royalty payable for that year.

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

NOTE 4. PROPERTY

Property consists of the cost of mineral property rights, as follows at September 30, 2007 and December 31, 2006:

-------------------------------------------------------------------------------------------
                        September 30, 2007                        December 31, 2006
                           Acquisition                               Acquisition
             Acquisition      related                  Acquisition      related
                 cost       legal fees      Total          cost       legal fees     Total
-------------------------------------------------------------------------------------------
CVN lease       $26,667       $12,312      $38,979       $13,333        $12,312     $25,645
RC lease         20,000        10,311       30,311        10,000         10,311      20,311
HC lease         20,000        10,311       30,311        10,000         10,311      20,311
TMP lease         5,000            --        5,000            --             --          --
IC staked        10,000        15,000       25,000            --             --          --
-------------------------------------------------------------------------------------------
Total:          $81,667       $47,934     $129,601       $33,333        $32,934     $66,267
-------------------------------------------------------------------------------------------

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Included in accounts payable and accrued liabilities are the following accounts payable and accrued liabilities at September 30, 2007 and December 31, 2006:

                                                       September 30, 2007   December 31, 2006
                                                       ------------------   -----------------
Accrued consulting and accounting fees                       $ 15,985            $ 17,600
Accrued legal fees                                            182,088              11,289
Accrued exploration and field employee costs                   12,174              93,906
Accrued office expenses                                         3,998              15,350
Accrued employee deductions                                     2,180               5,506
Accrued audit fees                                             30,000              15,000
                                                             --------            --------
Accounts  payable and accrued expenses to other than          246,425             158,651
related parties
Accrued legal fees - related party (Note 8)                    25,000              50,253
                                                             --------            --------
TOTAL:                                                       $271,425            $208,904
                                                             ========            ========

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

These shares are restricted as to sale for the first eighteen months and the subject to certain restrictions on the sale of these shares for an additional eighteen months.

(c) SHARE-BASED PAYMENTS AND EMPLOYMENT AGREEMENT -

On September 15, 2006, the Company and its Chief Executive Officer entered into an employment agreement which provides, amongst other compensation, an option to purchase 1,500,000 shares of common stock over a five-year period at a price of $0.25 for the first 500,000 shares and $0.50 for the remaining 1,000,000 shares.

The option vests as follows:

                                                                            Number of shares
                                                                            ----------------
Upon signing of the agreement                                                    300,000
Pro-rata on a daily basis until September 15, 2007                               400,000
Pro-rata on a daily basis from September 15, 2007 until September 15, 2008       400,000
Pro-rata on a daily basis from September 15, 2008 until September 15, 2009       400,000
                                                                            ----------------
                                                                Total:         1,500,000
                                                                            ----------------

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

The Company expensed $101,323 for both the corresponding quarter and nine-month period ended September 30, 2006.

The employment agreement also contains a provision which, in the event of termination without cause, would require the Company to pay the Chief Executive Officer $125,000 (Canadian funds).

On October 31, 2006, the Company entered into an agreement with a consultant, which provides the consultant with an option to purchase 100,000 shares of common stock over a two-year period at a price of $0.50 per share (Canadian funds). The fair value of the option is estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of two years. The fair value of the option granted is estimated to be $28,390 and has been expensed in the statement of loss for the period from inception through September 30, 2007 and recorded as additional paid-in capital.

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

(f) PRIVATE PLACEMENT OF COMMON SHARES -

In August 2007, the Company concluded a private placement of 666,667 shares of its Common Stock at a price of $0.75 per share, for an aggregate purchase price of $500,000; |commission of $50,000 were paid to third parties in association with this transaction, for net proceeds of $450,000. Commission paid were offset against additional paid-in capital. This private placement was conducted under Regulation S promulgated under the Securities Act of 1933, as amended (Rules 901 through 905 and preliminary notes). The securities issued in this private placement were sold to a single foreign accredited investor as defined in Rule 501 promulgated under the Securities Act of 1933, as amended.

For the nine months ended September 30, 2006, the Company had received proceeds of $12,540 from the private placement of common shares.

NOTE 7. INCOME TAXES

The components of the Company's deferred tax asset are as follows:

                                     SEPTEMBER 30, 2007     DECEMBER 31, 2006
                                     ------------------     -----------------
Net operating loss carry-forward          $ 728,000             $ 227,000
Stock-based compensation                    101,000                67,000
                                          ---------             ---------
Total deferred tax asset                    829,000               294,000
                                          ---------             ---------
Valuation allowance                        (829,000)             (294,000)
                                          ---------             ---------
NET DEFERRED TAX ASSET                    $      --             $      --
                                          =========             =========

The Company has recorded a valuation allowance sufficient to fully reserve the deferred tax asset as realization of the deferred tax asset is not reasonably assured because of the Company's loss since inception. Management evaluates the need for a valuation allowance periodically.

As of September 30, 2007, the Company had net operating loss carry-forwards of approximately $2,300,000 that may be used in future years to offset federal taxable income. Such carry-forwards begin expiring in 2027.

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

The Company paid $20,000 and $30,000 to this firm for consulting fees and expenses incurred, for the quarter and the nine-month periods ended September 30, 2006 respectively.

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

The Company incurred $30,000 in legal fees with this firm, for both the quarter and the nine-month period ended September 30, 2006, of which $12,500 was charged to prepaid offering costs.

On June 22, 2007, the Company and its President/Chief Geologist, Mr. Dave Mathewson, entered into a letter agreement by which Mr. Mathewson agreed to a revised schedule of payments of the Company's exploration program funding obligation. The schedule agreed upon in this letter agreement is set forth in
Note 3(a).

For the quarter ended September 30, 2007 and the nine-month period ended September 30, 2007, the Company to paid a company controlled by its Corporate Secretary $19,495 and $37,646 in consulting fees and general administration costs respectively. For the same periods ended September 30, 2007, the Company also paid a company controlled by the Corporate Secretary $7,386 and $25,162 respectively in rent, for the corporate head office. The amount paid during the corresponding periods ended September 30, 2006, for both consulting and rent costs, were $Nil in each case

NOTE 9. CONCENTRATIONS OF CREDIT RISK

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

NOTE 10. SUBSEQUENT EVENTS

The Company failed to meet its exploration-program funding obligation to provide $900,000 in exploration program funding by October 1, 2007, in accordance with the exploration-funding schedule revised under a Letter Agreement between the Company and Mathewson, dated June 22, 2007 (see Note 3 and Note 8). This default is in addition to the Company's failure to provide $500,000 in required exploration funding before August 1, 2007 (see Note 3 and Note 8), per the same schedule.

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