Form 10KSB
period 2007-12-31
Gold Run Inc.
filed 2008-04-15
CIK 1383290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)
☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number  ______________________________

Gold Run Inc.
(Name of small business issuer in its charter)
Delaware		20-4919927
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
330 Bay Street, Suite 820, Toronto		Ontario M5H 2S8 Canada
(Address of principal executive offices)		(Zip Code)
Issuer’s telephone number	(416) 363-0151
Securities registered under Section 12(b) of the Exchange Act:
Title of each class		Name of each exchange on which registered
n/a

Securities registered under Section 12(g) of the Exchange Act:
n/a
(Title of Class)

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) or the Exchange Act from their obligations under those Sections.
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-3 of the Exchange Act).     Yes ☐     No ☑
State issuer’s revenues for its most recent fiscal year.             0
State aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
n/a
(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐     No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.     27,185,134
(DOCUMENTS INCORPORATED BY REFERENCE)
If the following documents are incorporated by reference, briefly describe them and identify the party of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) and prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).
Transitional Small Business Disclosure Format (check one)     Yes ☐     No ☑
* * *

GOLD RUN INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, mineral exploration operations and our funding requirements. Other statements contained in our filings that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.
Forward-looking statements are not guarantees of future performance and are subject to various risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed in forward-looking statements. They can be affected by many factors, including, those discussed under the captions “Description of Business - Risk Factors” and “Management’s Plan of Operations”. Forward-looking statements are based on information presently available to management, and we do not assume any duty to update our forward-looking statements.
PART I
Item 1. Description of Business
Overview
We are a Delaware corporation formed on May 5, 2006 to engage in the highly speculative business of exploring for gold. We have entered into lease agreements on four separate properties and have staked another property located in Nevada, for a total of five properties, and commenced initial exploration activities in August 2006. Our current plan is to explore for gold at each of our properties and to determine if they contain gold deposits which can be mined at a profit. None of these properties are known to contain a gold deposit which can be profitably mined. We also plan to acquire future exploration prospects, but have not identified any specific future prospects at this time. Our exploration staff consists of our President and Chief Geologist, David Mathewson, and our Senior Field Geologist, Mr. Brion Theriault. We plan to engage independent engineers, contractors and consultants on an as-needed basis. We cannot assure you that a commercially exploitable gold deposit will be found on any of our properties.
In Nevada, there are five property categories that can be available for exploration and eventual development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. Our properties consist of unpatented mining claims on federal lands. The primary sources of land for exploration and mining activities are land owned by the United States federal government through the Bureau of Land Management and the United States Forest Service, land owned by state governments, tribal governments and individuals, or land obtained from entities which currently hold title to or lease government or private lands.
We currently have rights to explore for gold on five properties, three of which we lease from KM Exploration, Ltd., a Nevada limited liability company in which our President and Chief Geologist, David Mathewson, has a 50% ownership interest. We acquired the right to explore on our fourth property by staking. Our fifth property is leased from an unaffiliated party. Our properties were selected by Mr. Mathewson. The properties are referred to as "Crescent Valley North", "Robinson Creek", "Horse Creek", "Indian Creek" and "Tempo Mineral Prospect". KM Exploration acquired its rights to the Crescent Valley North, Robinson Creek and Horse Creek properties from the Federal Bureau of Land Management by staking. We acquired our rights to Indian Creek from the Federal Bureau of Land Management by staking in our name. We lease Tempo Mineral Prospect from the Gold Standard Royalty Corporation, which is the assignee of the Lyle F. Campbell Trust of Reno, Nevada, which acquired its rights to this property from the Federal Bureau of Land Management by staking. More details about our properties may be found in the section captioned "Description of Property." Below is a map indicating the location of our properties in Nevada.

Carlin Trend
Independence - Eureka Trend
Rabbit Creek Trend
Twin Creeks
Midas
Getchell
Pinson
Jerritt Canyon
Burns Basin
Dee
Bootstrap
Meikle
Preble
Blue Star
Betze-Post
Crowfoot-Lewis
Genesis
West Leeville
Carlin
Gold Quarry
Lone Tree
Mule Canyon
Rain/Emigrant Springs
Crescent Valley North
Florida Canyon
Standard
Robinson Creek
McCoy/Cove
Indian Creek
Pipeline
Relief Canyon
Horse Creek
Tonkin Springs
Gold Pick/Stone
Alligator Ridge
Gold Bar
Tempo
Ruby Hill Mine
Quito
Windfall
Ratto Canyon
Battle Mountain - Eureka Trend
Taylor
Northumberland
Round Mountain
Santa Fe
Atlanta
N
W
E
S
0 50 miles
0 80 Kilometers
Sterling
Gold Run Inc. Project Locations
Major mines in Nevada
Major Gold Trends in Nevada
MAP #1

Although mineral exploration is a time consuming and expensive process with no assurance of success, the process is straightforward. We first acquire the rights to explore for gold. We then explore for gold by examining the soil, the rocks on the surface, and by drilling into the ground to retrieve underground rock samples, which can then be analyzed for their mineral content. This exploration activity is undertaken in phases, with each successive phase built upon the information previously gained in prior phases. If our exploration program discovers what appears to be an area which may be able to be profitably mined for gold, we will focus most of our activities on determining whether that is feasible, including further delineation of the location, size and economic feasibility of any such potential ore body.
In the event that we discover gold deposits on our properties which can be mined at a profit, we will need to raise substantial additional financing in order for the deposits to be developed. In such event, we may seek to enter into a joint-venture agreement with another entity in order to mine our properties or enter into other arrangements. Any gold that is mined from our properties will be refined and eventually sold on the open market to dealers.
Competition
We compete with other exploration companies, many of which possess greater financial resources and technical abilities than we do. Our main areas of competition are acquiring exploration rights and engaging qualified personnel. The gold exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have probably established more strategic partnerships and relationships and have greater financial accessibility than we do.
There is significant competition for properties suitable for gold exploration. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable.
In the event that gold is produced from our properties, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:
•      fluctuation in the supply of, demand and market price for gold;
•      mining activities of others;
•      sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;
•      interest rates;
•      currency exchange rates;
•      inflation or deflation;
•      fluctuation in the value of the United States dollar and other currencies;
•      political and economic conditions of major gold or other mineral-producing countries.

If we find gold that is deemed of economic grade and in sufficient quantities to justify removal, we may seek additional capital through equity or debt financing to build a mine and processing facility, or find some other entity to mine our properties on our behalf, or sell our rights to mine the gold. Upon mining, the ore would be processed through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above. Based upon the current demand for gold, we believe that we will not have any difficulty in selling any gold that we may recover. However, we have not found any gold as of today, and there is no assurance that we will find any gold in the future.
Hedging Transactions
We do not engage in hedging transactions and we have no hedged mineral resources.
Compliance with Government Regulation
Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time after exploration activities have ceased.
Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and all related state laws in Nevada. Additionally, all of our properties are subject to the federal General Mining Law of 1872, which regulates how mineral claims on federal lands are obtained.
In 1989, the state of Nevada adopted the Mined Land Reclamation Act (the "Nevada Act"), which established design, operation, monitoring and closure requirements for all mining operations in the state. The Nevada Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.
We plan to secure all necessary permits for our exploration activities and we will file for the required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling. Delays in the granting of permits are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities. Additionally, necessary permits may be denied, in which case we will be unable to pursue any exploration activities on our properties. It may be possible to appeal any denials of permits, but any such appeal will result in additional delays and expense, which may cause you to lose all or part of your investment.
We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our properties. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at this time.
Employees
We currently have three employees. Our Chief Executive Officer is Mr. John M. Pritchard. Our President and Chief Geologist is David Mathewson. Our Senior Field Geologist is Mr. Brion Theriault. Messrs. Pritchard, Mathewson and Theriault are employed full-time. Our employment agreements with Messrs. Pritchard, Mathewson and Theriault are discussed in the section of this report captioned “Executive Compensation”. Additionally, our Treasurer, Chief Financial Officer and Controller, Mr. Ernest M. Cleave and our secretary, Christina Wilton, work for us on a part time basis. We do not have a consulting agreement with Mr. Cleave. In the future, if our activities grow, we may hire additional personnel on an as-needed basis. For the foreseeable future, we plan to engage freelance geologists, engineers and other consultants.

Research and Development Expenditures
We are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold properties or projects. As we proceed with our exploration programs we may need to engage additional contractors and consider the possibility of adding permanent employees, as well as the possible purchase or lease of equipment. Our planned exploration activities are described in the section captioned "Management's Plan of Operation".
Subsidiaries
We have no subsidiaries.
Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts
We do not own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts. In the event that gold is produced from our properties, we will have to pay royalties as disclosed in the section captioned "Description of Property."
Reports to Security Holders
We became a reporting company under the Securities Exchange Act of 1934, as amended, when our initial registration statement on Form SB-2, which has since been withdrawn, was declared effective on May 14, 2007. This prior offering was solely for common stock plus a percentage of the shares owned by our selling shareholders. We terminated that offering after having made material changes to its terms but continued to offer our shares before the SEC declared effective the amended prospectus describing the revised terms. All funds received from that offering were returned to the subscribers prior to the filing of our current registration statement, SEC File No. 333-14810, originally filed on December 31, 2007. We are required, among other things, to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and periodic reports on Form 8-K. We will deliver annual reports with audited financial statements and quarterly reports with un-audited financial statements to our shareholders. We may elect to deliver our annual and/or quarterly reports through our website or other electronic means in lieu of mailing printed documents.
Our securityholders and the public are able to read and copy any document that we file with the Securities Exchange Commission. Our filings are available at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our filings and the registration statement can also be reviewed by accessing the SEC's website at http://www.sec.gov.
Risk Factors
Our business is exploring for gold, which is a highly speculative activity. An investment in our securities involves a high degree of risk. You should not invest in our securities if you cannot afford to lose your entire investment. In deciding whether you should invest in our securities, you should carefully consider the following information together with all of the other information contained in this report. Any of the following risk factors can cause our business, prospects, financial condition or results of operations to suffer and you to lose all or part of your investment.

The loss of David Mathewson would adversely affect our business because his expertise is indispensable.
Our business depends upon the continued involvement of David Mathewson, our President and Chief Geologist. The loss of Mr. Mathewson's services would adversely affect our business and prospects. We relied solely upon Mr. Mathewson's judgment and expertise in deciding to lease and stake our properties. We did not independently visit, survey or examine our properties before leasing or staking them. We are relying upon Mr. Mathewson's familiarity with our properties in implementing our exploration program, which was designed by Mr. Mathewson. We plan to rely upon Mr. Mathewson's expertise in planning our future activities, including the acquisition of exploration prospects. We do not believe that we will be able to operate as planned in the event that Mr. Mathewson ceases to be involved with us. Mr. Mathewson could decide to cease being involved with us in the future in the event that we default under our agreement with him and fail to cure our default in a timely manner, without any further comments. We have already defaulted on our previous agreement with him, but were able to cure our default to Mr. Mathewson's satisfaction. There is no guarantee that we will be able to cure these defaults to Mr. Mathewson's satisfaction. Should any future defaults occur, you should carefully consider our reliance upon Mr. Mathewson's involvement and judgment before deciding whether to invest in our securities.
Exploring for gold is an inherently speculative business.
Exploring for gold is a business that by its nature is very speculative. There is a strong possibility that we will not discover any gold which can be mined at a profit. Even if we do discover gold deposits, the deposit may not be of the quality or size necessary for us to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, land slides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.
We must fund our exploration activities at a minimum level of $6,000,000 or we may lose our properties and key personnel.
Under our agreement with our President and Chief Geologist, David Mathewson, we are required to fund our exploration program in a minimum amount of $6,000,000, staggered in periodic payments through March 31, 2010. Our funding obligation will be deemed satisfied upon the earlier of i) the date upon which the cumulative sum of $6,000,000 has been expended on exploration costs, or ii) the date upon which funds in the amount of $6,000,000 (less the amount of exploration costs previously expended) is set aside and reserved to pay for exploration costs, provided that we have also set aside funds to pay for general and administrative expenses in an amount equal to 50% of the funds set aside to pay for exploration costs. In the event that we are unable to satisfy this commitment in a timely manner, then Mr. Mathewson may resign as our President and Chief Geologist and we will lose the rights to our currently leased properties and any other properties that we may have leased from Mr. Mathewson and/or an entity under his control or which have been generated by him. We were unable to fund our exploration financing tranche in the amount of $2,000,000 due on March 31, 2008. On April 1, 2008, Mr. Mathewson extended the deadline for that financing tranche by 90 days. If we are unable to meet this extended deadline and Mr. Mathewson thereupon advises us that we are in default, we will then have an additional 90 days following such notice to cure such default. We anticipate that we will be able to meet this obligation without penalty if our pending public offering is declared effective by the Securities and Exchange Commission in a timely manner, without any further comments. In the likely event that we shall have insufficient capital to meet our exploration program funding obligations, we will be required to renegotiate our agreement with Mr. Mathewson or seek additional sources of financing.
We may need to obtain additional financing to comply with our $6,000,000 exploration program funding obligation to David Mathewson.
We will likely require additional capital to fund our exploration program, or to fund the acquisition and exploration of new properties. At this time, it is impossible to quantify the amount of additional funding, if any, that we may require in the future. We may be unable to secure additional financing on terms acceptable to us, or at all, at times when we need such financing. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

Our ability to finance our operations in the future is dependent upon prevailing market conditions and our subjective assessment of them.
We are subject to the continuing risk that we may be unable to obtain additional financing in the future when we require it because of prevailing conditions in financial capital markets. This has already happened to us in the past. Our initial Registration Statement which was declared effective by the SEC in May 2007 was for a planned “all or none” offering. We were unable to complete that offering because of the condition of the financial markets at that time, and our proposed offering terms. Accordingly, that offering was terminated, and we subsequently withdrew our original Registration Statement. Accordingly, there is the continuing risk that we may experience difficulty in the future in securing additional financing when we require it, and on acceptable terms, or at all.
Our management has conflicts of interest.
Some of our directors and officers have private mining interests and also serve as officers and/or directors of other gold exploration companies, or are principals of other companies with which we have business relationships. Consequently, their personal interests may come into conflict with our interests. Situations may arise where these persons are presented with business opportunities which may be desirable not only for us, but also to the other companies with which these persons are affiliated. In addition to competition for suitable business opportunities, we also compete with these other gold exploration companies for investment capital, technical resources, key personnel and other things. You should carefully consider these potential conflicts of interest before deciding whether to invest in our securities. In the event that such a conflict of interest arises at a meeting of our Board of Directors, a director who has such a conflict will abstain from voting for or against the matter about which the conflict exists. Two of our directors (including the Executive Chairman of the Board of Directors), who are also founders, are partners in a law firm that has rendered legal services to us in the past. Our directors and officers who have potential conflicts of interest as of the date of this report due to their affiliation with other companies are listed below:
•      David Mathewson, our President, Chief Geologist and a Director, has a 50% ownership interest in KM Exploration, Ltd., a Nevada limited liability company, from which we lease three of our five properties. As a 50% equity holder of KM Exploration, Mr. Mathewson may be deemed to have a conflict of interest notwithstanding his representation to us that he has waived his rights to receive any of our lease payments and a portion of any royalty payments that we may make to KM Exploration. Mr. Mathewson retains his residual interest in the portion of KM Exploration's net smelter return royalty that is not subject to buyback by us under the terms of our lease agreements. Depending upon the specific property lease, Mr. Mathewson's residual interest amounts to between 1/3 and 1/2 of 1% of our net smelter return for that property. Our lease agreements with KM Exploration are described in greater detail in the section captioned "Description of Property".
•      Ernest M. Cleave, our Treasurer, Chief Financial Officer and Controller, also serves as the chief financial officer of Grandview Gold, Inc., an Ontario company, which is a gold exploration company operating in the Carlin gold trend, near our properties.
•      Michael Berns, the Executive Chairman of our Board of Directors, is also the Chairman of the Board and the Chairman of the Audit Committee of Golden Odyssey Mining, Inc., a Canadian gold exploration company currently operating in the Carlin and Battle Mountain-Eureka gold trends, near our properties. He is also one of the two partners in the law firm of Berns & Berns, which formerly provided legal services to us.
•      James Berns, a Director, is one of the two partners in the law firm of Berns & Berns.
•      Christina Wilton, our Secretary, is also the Secretary of Asia Now Resources Corp., a Canadian mineral exploration company currently operating exclusively in China.

We do not know if our properties contain any gold that can be mined at a profit.
None of the properties on which we have the right to explore for gold are known to have any deposits of gold which can be mined at a profit. Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.
We are an exploration stage company with no mining operations and we may never have any mining operations in the future.
Our business is exploring for gold. In the unlikely event that we discover commercially exploitable gold deposits, we will not be able to make any money from them unless the gold is actually mined. We will need to either mine the gold ourselves, find some other entity to mine our properties on our behalf, or sell our rights to mine the gold. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. If we assume any operational responsibility for mining on our properties, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.
We are a new company with a short operating history and have only lost money.
We were formed on May 5, 2006. Our operating history consists of starting our preliminary exploration activities. We have no income-producing activities. We have already lost money because of the expenses we have incurred in recruiting personnel, acquiring the rights to explore on our properties, and starting our preliminary exploration activities. Exploring for gold is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold deposits on our properties. Because we are a gold exploration company, we may never achieve any meaningful revenue.
We face challenges with the internal control over financial reporting and disclosure controls.
We are a small company with limited resources; our Chief Financial Officer works only part-time for us, and we only have one full-time administrative employee, our Chief Executive Officer. Because of our limited number of employees we have constraints on our ability to properly segregate financial related duties and, as a result, have limited ability to properly segregate responsibilities for approving, authorizing and reconciling transactions.
Our business is subject to extensive environmental regulations which may make exploring for or mining gold prohibitively expensive, and which may change at any time.
All of our operations are subject to extensive environmental regulations which can make exploring for gold expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of our exploring for gold on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploring for gold. This may adversely affect our financial position, which may cause you to lose your investment. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine any of our properties and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) because we currently have no intention of mining our properties. However, if we change our business plan to include the mining of our properties and assuming that we retain operational responsibility for mining our properties, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

We may be denied the government licenses and permits which we need to explore for gold on our properties. In the event that we discover commercially exploitable gold deposits, we may be denied the additional government licenses and permits which we will need to mine gold on our properties.
Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims require a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.
The value of our properties is subject to volatility in the price of gold.
Our ability to obtain additional and continuing funding, and our profitability should we ever commence mining operations, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral-producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our properties, limit our ability to raise money, and render continued exploration and development of our properties impracticable. If that happens, then we could lose our rights to our properties and be compelled to sell some or all of these rights. Additionally, the future development of our mining properties beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our properties economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.
Our property titles may be challenged. We are not insured against any challenges, impairments or defects to our mineral claims or property titles. We have not verified title to all of our properties.
Our properties are predominantly comprised of unpatented lode claims created and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented lode claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Title searches have recently been conducted on our Crescent Valley North, Robinson Creek and Horse Creek properties. The title searches indicate that although our titles to these three properties are defensible, there are potentially conflicting claims which may impair title to certain portions of our claims. The potentially conflicting claims are all located on the periphery of our properties. We do not believe that any potentially conflicting claims on these three properties will interfere with our business plan, as the potentially conflicting claims are all located away from our planned drilling sites and target zones. However, the specific nature and extent of any potential conflicts have not been determined at this time. Our title search has also indicated that a portion of our Crescent Valley North property was patented under the Taylor Grazing Act, which does not grant surface rights. We will need to negotiate a surface use agreement with the surface owner in the event that we wish to explore on this portion of the Crescent Valley North property, which we have no intention of doing at this time. Additionally, we have not conducted a title search on our Indian Creek and Tempo Mineral Prospect properties. The existence of potentially conflicting claims and use limitations on our properties and the uncertainty resulting from not having a title search on our Indian Creek and Tempo Mineral Prospect properties leaves us exposed to potential title suits. Defending any challenges to our property titles will be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode claims are always subject to possible challenges by third parties or contests by the Federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our properties. We are not insured against challenges, impairments or defects to our property titles, nor do we intend to carry title insurance in the future. Potential conflicts to our mineral claims are discussed in detail in the section captioned "Description of Property".

Proposed amendments to the General Mining Law may make it more difficult or impossible for us to execute our business plan.
At this time, Congress is actively considering an amendment to the General Mining Law that would, among other things, permanently ban the sale of public land for mining. The proposed amendment would expand the environmental regulations to which we are subject and would give Indian tribes the ability to hinder or prohibit mining operations near tribal lands. The proposed amendment would also impose a royalty of 4% of gross revenue on new mining operations located on federal public land, which would apply to all of our properties. The proposed amendment will make it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which we may find on our properties. At this time, the final form and provisions of the proposed amendment remain uncertain, as are the proposed amendment's prospects for passage into law. It is therefore impossible to fully assess the potential impact of the proposed amendment upon our business model, which may become significant.
Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold.
Gold exploration is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.
We may not be able to maintain the infrastructure necessary to conduct exploration activities.
Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.
Our exploration activities may be adversely affected by the local climate, which prevents us from exploring our properties year-round.
The local climate makes it impossible for us to conduct exploration activities on our properties year-round. Because of their rural location and the lack of developed infrastructure in the area, our properties are generally impassible during the muddy season, which lasts roughly from December through May. During this time, it may be difficult or impossible for us to access our properties, make repairs, or otherwise conduct exploration activities on them. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our properties, or may otherwise prevent us from conducting exploration activities on our properties.

We do not carry any property or casualty insurance and do not intend to carry such insurance in the future.
Our business is subject to a number of risks and hazards generally, including but not limited to adverse environmental conditions, industrial accidents, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our properties, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time, nor do we intend to carry this type of insurance in the future (except that we will carry all insurance that we are required to by law, such as motor vehicle insurance). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration is generally not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities which will adversely affect our financial condition.
We must make annual lease payments and claim maintenance payments or we will lose our rights to our properties.
We are required under the terms of our property leases to make annual payments to the claim holder, KM Exploration, Ltd., a Nevada limited liability company in which our President and Chief Geologist, David Mathewson, holds a 50% ownership interest. We are also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the County in which our properties are located in order to maintain our rights to explore and, if warranted, to develop our properties. Our annual claim maintenance payments currently total approximately $92,103. If we fail to meet these obligations, we will lose the right to explore for gold on our properties. Our property leases are described in greater detail in the section captioned "Description of Property".
We have only three employees, upon whom our business is dependent. We do not carry any key-man insurance.
We currently have only three employees. Our first employee is our President and Chief Geologist, David Mathewson, who started to work for us full time on August 1, 2006. Mr. Mathewson is also a member of our Board of Directors. Our agreement with Mr. Mathewson requires us to make available a cumulative total of $6 million to be used for exploration activities on our properties by March 31, 2010. If we are unable to make these funds available, there is a risk that Mr. Mathewson may resign from his positions. Our business is dependent upon Mr. Mathewson's continued active involvement, and the loss of Mr. Mathewson's services would have a significant adverse effect upon our business. Our second employee is John M. Pritchard, our Chief Executive Officer and a Director, who joined us on September 16, 2006. Our third employee is Brion Theriault, a senior field geologist who joined us on September 16, 2006. We anticipate that our business may become dependent upon other key personnel and/or consultants in the future. We do not carry key-man insurance on any of our officers, directors or employees, and do not intend to carry such insurance in the future.
Some members of our management may not be subject to the jurisdiction of U.S. courts because they are Canadian citizens who reside in Canada.
Some of our officers and directors are Canadian. This may make it difficult for our investors to enforce the judgments of U.S. courts against them. Our stockholders may not be able to effect service of process against our Canadian officers and directors. Canadian courts may not enforce the judgments of U.S. courts against our Canadian officers and directors. Our investors may not be able to proceed in Canadian Courts against these persons. As of the date of this report, the following are our officers and directors who may not be subject to the jurisdiction of U.S. courts because they are Canadian residents: Ernest M. Cleave, John M. Pritchard and Christina Wilton. You should carefully consider the possibility that you may not be able to sue some of our officers and directors in U.S. courts before deciding whether to invest in our securities.

There is no public market for our securities and they will not be listed on a widely traded market in the foreseeable future.
There is currently no public market for shares of our Common Stock and one may never develop. In the future, in the event that we complete a public offering, we anticipate that will attempt to have our Common Stock quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. We plan to do this by having a market maker file a Form 211 application with the National Association of Securities Dealers, Inc. and otherwise complying with the requirements set forth in Rule 15c2-11 promulgated under the Securities Exchange Act of 1934, as amended. We do not expect to incur significant expenses as a result of such an application. The OTC Bulletin Board is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on an exchange or NASDAQ, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders' equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock, and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed.
The book value of your investment may be significantly diluted if our outstanding warrants and options are exercised in the future.
The net tangible book value of your shares of Common Stock may be diluted in the event that we issue additional shares of Common Stock for any reason, such as in connection with a secondary offering or a future stock option plan, to the extent that any such offering or option plan has a purchase price per share that is less than the per-share net tangible book value of your Common Stock at that time.
"Penny Stock" rules will initially make buying or selling our Common Stock difficult because the broker-dealers selling our Common Stock will be subject to certain limitations.
Trading in our securities is subject to certain regulations adopted by the Securities Exchange Commission, commonly known as the "penny stock" rules and which apply to stocks selling below $5.00 per share. Our shares of Common Stock qualify as "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional practice requirements on broker-dealers who sell shares of such stocks in the market. "Penny stock" rules govern how broker-dealers can deal with their clients and with "penny stocks." For sales of our securities, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale of stock to you. The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in our securities, which could severely affect their market price and liquidity. This could prevent you from easily reselling your securities when they become freely tradeable and could cause the price of our securities to decline.
We do not plan to pay any dividends in the foreseeable future.
We have never paid a dividend and we are unlikely to pay a dividend in the foreseeable future, if ever. Whether any dividends are distributed in the future, as well as the specific details of any such dividends, will be decided by our Board of Directors based upon a number of factors, including but not limited to our earnings, financial requirements and other conditions prevailing at the time. We may never pay dividends. You should carefully consider this before deciding whether to invest in our securities.
Our principal stockholders have the power to control the Company because they will probably continue to hold a majority of our outstanding shares of Common Stock in the foreseeable future.
Under certain circumstances, our management, directors and stockholders have and probably will continue to have the ability to substantially control our business and affairs and acting together have the power to approve all matters that need to be approved by our stockholders. This includes the election and removal of directors and officers, mergers, consolidations, or the sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the company, impeding a merger, consolidation, takeover or other business combination involving the company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company. This may adversely affect the value of your investment, and you should carefully consider this concentration of ownership before deciding whether to invest in our Company. The stockholders who will own more than 5% of our outstanding shares of Common Stock as of the date hereof are: James Berns, Michael Berns, and David Mathewson.

Item 2. Description of Property
As of December 31, 2007, we have the right to explore for gold on five properties located in Elko, Eureka and Lander Counties, Nevada. We acquired our exploration rights to four of our properties by lease, and to our fifth property by staking. These properties are known as (i) Crescent Valley North (leased), (ii) Robinson Creek (leased), (iii) Horse Creek (leased), (iv) Indian Creek (staked) and (v) Tempo Mineral Prospect (leased). We acquired our interests in Crescent Valley North, Robinson Creek and Horse Creek pursuant to three separate leases with KM Exploration, Ltd., a Nevada corporation in which our President and Chief Geologist, David Mathewson, has a 50% ownership interest.1 We may terminate any of these three leases upon 60 days' advance notice. All three of the properties which we lease from KM Exploration are unpatented mineral lode claims which KM Exploration acquired from the Federal Bureau of Land Management by staking. We acquired the right to explore for gold on Indian Creek from the Federal Bureau of Land Management by staking. We acquired our interests in Tempo Mineral Prospect pursuant to a lease with the Lyle F. Campbell Trust of Reno, Nevada, an entity with which we are not affiliated and which acquired its rights to Tempo Mineral Prospect from the Federal Bureau of Land Management by staking. The Lyle F. Campbell subsequently assigned the least to the Gold Standard Royalty Corporation, an entity with which we are not affiliated. We may terminate our lease to Tempo Mineral Prospect at any time. None of our properties are known to contain gold which can be mined at a profit, although the areas in which our properties are located have a history of mining activity by others. Our current portfolio of properties was selected by our President and Chief Geologist, David Mathewson.
Note:
1 Mr. Mathewson has waived in writing his rights to receive any of our lease payments and a portion of any royalty payments that we may make to KM Exploration. However, Mr. Mathewson retains his residual interest in the portion of KM Exploration's net smelter return royalty that is not subject to buyback by us under the terms of our lease agreements. Depending upon the specific property lease, Mr. Mathewson's residual interest amounts to between 1/3 and 1/2 of 1% of our net smelter return for that property. With respect to our lease payments to KM Exploration, Mr. Mathewson has advised us that our lease payments will be forwarded directly to Mr. David Knight, the other 50% owner of KM Exploration.
* * *
Crescent Valley North
•      Property Description, Location and Access
The Crescent Valley North property is located underneath the Carlin gold trend and is located approximately 15 miles southwest of Carlin, Nevada, which is one of the area's centers of mining development and activity and is a short distance to several ore processing plants. Crescent Valley North consists of 151 contiguous lode claims totaling 3,020 acres and is located within the northwest-trending volcanic-hosted Midas – Mule Canyon bonanza vein gold belt which is present between the Battle Mountain – Eureka and Carlin gold trends.
Crescent Valley North is accessible through good roads as well as cross-country. Access is generally available from May through December. Between December and May is the muddy season, during which wet weather and poor road conditions will generally prevent us from accessing the property. We know of no environmental or archeological issues related to this property.

•      Title Report
A title report and addendum for Crescent Valley North was recently prepared and indicates that all of the claims comprising Crescent Valley North are valid and defensible and have no unreleased liens or encumbrances. Portions of Crescent Valley North Claims # 49, 51 and 53, located in the extreme northeast of the property, may conflict with senior claims owned by another company. Please refer to the maps below for the exact location of these specific claims. We do not believe that these potential conflicts will significantly affect our business plan because the targets that we have identified on this property are not in the vicinity of these potentially conflicting claims. Nevertheless, the existence of potentially conflicting claims creates the risk of title disputes and litigation, which is discussed elsewhere in this report. Additionally, Crescent Valley North Claims # 140 – 151, located in the southeast portion of the property, were patented under a Taylor Grazing Patent, which does not grant surface use rights. At this time, our exploration plans and activities are not located in the vicinity of these specific claims. In the future, depending upon the development of our exploration program, we may need to secure a surface use agreement with the surface owner.
•      Geology and History
We believe that Crescent Valley North represents a bonanza vein opportunity which could evolve into a Nevada-style bonanza vein system of gold-silver deposits. Our planned exploration program, described in the section captioned "Management's Plan of Operation", is examining and partially testing the bonanza vein model. Previous exploration on the property consisted of five reverse circulation holes drilled in 2004 by another exploration company which subsequently abandoned its claim because of the company's lack of funds. These holes intersected intervals of sulfide and sulfosalt-bearing quartz-calcite veins locally exceeding 100 feet in width, and trace to low-level amounts of gold up to 330 parts per billion (ppb). We believe that these results are encouraging with respect to the bonanza vein model. The gold in bonanza vein models occurs in a restricted lateral and vertical zone determined by the structural conduits and level(s) of boiling at the time of gold deposition. These deposits tend to be locally very high-grade, containing up to several ounces of gold per ton.
Quartz-calcite vein material is locally exposed through surrounding cover along the flank of adjacent range over a strike length of 1.5 miles. Alteration suggestive of the presence of a system is expressed over a measurable strike length of approximately two miles. The mixed quartz-calcite "angel wing" vein textures at the surface may represent the very high-level expression of a significant bonanza grade gold vein system at a commercially mineable depth.
A large northwest-trending zone of altered volcanic rocks and quartz veins is developed along the range margin. Vein textural features and geochemical results from previous limited shallow drilling suggest the presence of a bonanza gold model target opportunity. An exploration drill program has been designed to cross-cut the veins at depths that will confirm the type of target and test the bonanza model.
•      Crescent Valley North Lease
Our lease for Crescent Valley North is dated July 17, 2006 and became effective on August 1, 2006. The lease is with KM Exploration, Ltd., a Nevada limited liability company in which our President and Chief Geologist, David Mathewson, has a 50% ownership interest. KM Exploration acquired its interest in Crescent Valley North from the federal Bureau of Land Management by staking its lode claims. Our lease is for an initial period of ten years and may be extended in five year increments thereafter up to a total term of 30 years provided that certain conditions are met. We may terminate this lease upon 60 days' advance notice. Until production is achieved, our lease payments consist of an initial payment of $13,333.33, which we made on the effective date of our lease, followed by annual payments due on the anniversary of the effective date according to the following schedule:
Anniversary of Effective Date	Annual Payment
Years 1-4	$13,333.33
Years 5-9	$26,666.66
Years 10 and thereafter	$43,333.32

Mr. Mathewson has represented to us that will have no direct or indirect interest in any lease payments that KM Exploration, Ltd. receives from us for this or for any of our other currently leased properties. However, Mr. Mathewson has retained his right to receive a residual portion of any net smelter return royalties that we pay to KM Exploration on this and on our other properties which we currently lease from KM Exploration.
In the event that we produce gold from Crescent Valley North, we shall in lieu of the above annual payments instead pay to KM Exploration a royalty. The royalty shall be the greater of (i) a production royalty equal to 3% of our net smelter return from Crescent Valley North, or (ii) the annual lease payment that we would have otherwise paid to KM Exploration pursuant to the schedule above. In the event that we pay any production royalty on this property to KM Exploration, we will be required to pay one-third of the first 1% of KM Exploration's royalty directly to Mr. Mathewson.
In the event that we pay KM Exploration a 3% production royalty, we have the option to repurchase up to two points of the royalty, which would have the effect of thereafter permanently reducing KM Exploration's production royalty to 1% of our net smelter return for this property. The purchase price for each royalty "point" shall be according to the following schedule:
Average Gold Price During Preceding Thirty Days	Price per Royalty "Point"
$300.00 per ounce and lower	$2,000,000
$300.01 to $400.00 per ounce	$2,500,000
$400.01 to $500.00 per ounce	$3,000,000
$500.01 to $600.00 per ounce	$4,000,000
$600.01 to $700.00 per ounce	$5,000,000
$700.01 to $800.00 per ounce	$6,000,000
$800.01 to $900.00 per ounce	$7,000,000
The price per royalty "point" shall increase by $1,000,000 for every $100 or fraction thereof that the average price of gold exceeds $900 per ounce during the thirty days preceding our purchase of KM Exploration's royalty.
KM Exploration shall have the right to collect and sell any specimen-grade minerals extracted from this property, which KM Exploration shall purchase from us at a cost of 10% below the London P.M. fix for gold and for fair market value in the case of other minerals. KM Exploration's right to collect specimen-grade minerals is exclusive with respect to first $50,000 worth of minerals collected from this property per year (KM Exploration is entitled to annually collect $50,000 worth of specimen-grade minerals from each of our three leased properties, but has no such right with respect to Indian Creek, which we staked in our name). Any payments due to us from KM Exploration for specimen minerals shall be offset against our obligation to make royalty payments.

•      Maps of Crescent Valley North

Qal
Tv
quartz-calcite veins
quartz-calcite veins
N
S
W
E
0 scale in miles 1
0 scale in km 1
Thomas Cr
Thomas Springs
Thomas Place
Prospects
Spring
TARGET ZONE for BONANZA VEINS
31
32
33
4
5
8
GoldRun
Crescent Valley North Project
Eureka Co., NV
DCM 09-06

Robinson Creek
•      Property Description, Location and Access
The Robinson Creek property is located approximately 35 miles south-southwest of Elko, Nevada, and is approximately 15 miles south of the Newmont Mining Company Rain/Emigrant Springs mining operation. Robinson Creek consists of 91 lode claims, totaling 1,820 acres, and is located within the north-south trending Independence – Eureka Gold Trend near the southeastern end of the Carlin Gold Trend.
Robinson Creek is accessible through good roads and is expected to remain accessible through until Mid-December and possibly later if the early winter does not have significant snowfall. The onset of the muddy season in December will likely prevent us from accessing the property until about early May. We know of no environmental or archeological issues related to this property.
•      Title Report
A title report for Robinson Creek was recently prepared and indicates that all of the claims comprising Robinson Creek are valid and defensible and have no unreleased liens or encumbrances. Portions of Robinson Creek Claims # 14, 16, 18, 20, 22, 24, 26, 28, 30 and 53 – 61, located in the southeastern portion of the property, may conflict with junior claims owned by an individual claimholder. Please refer to the maps below for the exact location of these specific claims. We do not believe that these potential conflicts will significantly affect our business plan because our claims are senior and therefore superior to the potentially conflicting claims. Nevertheless, the existence of potentially conflicting claims creates the risk of title disputes and litigation, which is discussed elsewhere in this report.
•      Geology and History
We believe that Robinson Creek has the potential to have a Carlin-style, breccia-hosted, moderate-grade gold deposit. The target is Rain-type, mineralized collapse breccias developed along the Webb Formation – Devils Gate Formation contact. The target opportunity is both shallow, open-pittable oxide and deeper, underground mineable oxide or sulfide gold deposits. In our opinion, the surface alteration and geochemistry is very similar to that observed in the multi-million ounce Rain district to the North. The host rocks appear to be Webb and Devils Gate Formations, the primary hosts in the Rain district. We do not believe that Robinson Creek has ever been drilled to the depth necessary in order to reach potential gold deposits. Two apparently shallow holes have been noted on the property, and are indicated by the presence of very small amounts of cuttings and no noticeable surface disturbance. We estimate that these holes are no more than 200 feet in depth. A sample of cuttings strewn on the ground near the holes yielded a 60ppb gold assay and moderately anomalous arsenic. We believe this geochemistry may indicate the potential presence of a gold system at a high level above the target zone. We know of no significant previous gold exploration activities on this property.
•      Robinson Creek Lease
The terms of our lease for the Robinson Creek property are identical to the terms of our lease for the Crescent Valley North property except that our lease payments are different and the maximum percentage production royalty due to KM Exploration is 2 1/2% rather than 3%. We have the option to purchase up to one and one-half points of the royalty according to the same price schedule as for our Crescent Valley North property, which would have the effect of thereafter permanently reducing KM Exploration's production royalty to 1% of our net smelter return for this property. In the event that we pay any production royalty on this property to KM Exploration, we will be required to pay one-half of the first 1% of KM Exploration's royalty directly to Mr. Mathewson. This lease became effective on August 1, 2006. For the Robinson Creek property, our lease payments consist of an initial payment of $10,000, which we made on the effective date, followed by annual payments due on the anniversary of the effective date according to the following schedule:
Anniversary of Effective Date	Annual Payment
Years 1-4	$10,000
Years 5-9	$20,000
Years 10 and thereafter	$32,500

•      Maps of Robinson Creek

?
PROPERTY
BOUNDARY
20
Tv
?
Spring
A'
D
U
TARGET ZONE
Tv
29
Mc
Mw
Creek
structural
dome
A
Mw
Qcol
?
Mc
Qcol
U
D
32
N
W
E
S
0
2000 ft
0
scale in feet/km
1km
Mdp
Toole
Springs
GOLDRUN
RC Project
Elko Co., NV
Dave Mathewson 10/06

Horse Creek
•      Property Description, Location and Access
The Horse Creek property is located approximately 180 miles east-northeast of Reno, Nevada and 50 miles southwest of Elko, Nevada. Horse Creek consists of 189 contiguous lode claims totaling approximately 3,780 acres. It is located approximately four miles east of the Buckhorn gold deposit, within or underneath the Battle Mountain – Eureka (Cortez) gold trend. The two primary target opportunities at this property are along the Webb—Devil's Gate contact and within the Devonian Horse Canyon Formation. Horse Creek is accessible through very good roads and by jeep trails, as well as cross-country. Access may be limited during the muddy season, specifically between January and May. We know of no environmental or archeological issues related to this property.
•      Title Report
A title report for Horse Creek was recently prepared and indicates that all of the claims comprising Horse Creek are valid and defensible and have no unreleased liens or encumbrances. Portions of Horse Creek Claims # 15 – 20, 25, 39 – 50, 71, 92 – 99, 120, 122, 124, 137, 138, 151 – 154, 156, 158, 160, 162, 164, 166, 168, 170, 172, 174, 176, 178 – 187 and 196 – 197 may conflict with claims owned by other companies, some of which are junior and others of which are senior to our claims. Please refer to the maps below for the exact location of these specific claims. We do not believe that these potential conflicts will significantly affect our business plan at this time because the potentially conflicting claims are located on the periphery of the property, away from our target zones. At this time, our exploration plans and activities are not located in the vicinity of these potentially conflicting claims. The status of these potentially conflicting claims may need to be addressed in the future, depending upon the development of our exploration program. The existence of potentially conflicting claims creates the risk of title disputes and litigation, which is discussed elsewhere in this report.
•      Geology and History
Horse Creek contains several north-northwest trending structural trends indicated by zones of geochemically anomalous altered broken zones, each up to several miles in length. In 2004 and 2005, J-Pacific Gold, Inc. drilled five holes along a portion of one of the structural trends. During this time, David Mathewson served as a consultant to J-Pacific Gold through his 50%-owned company, KM Exploration, Ltd. Mr. Mathewson and KM Exploration have since severed their connections with J-Pacific Gold. All of the holes encountered anomalous gold intervals at up to ore grades and associated anomalous epithermal metals, as well as geochemistry indicative of Carlin-style gold systems. We believe that this previous drilling does not preclude the presence of major gold deposits elsewhere or at greater depths along the structural zones. Previous drilling was mostly in the southern portion of the property. This prospect is characterized by extensive alteration and a broad, poorly defined gravity high and a magnetic high near the north end of the property. We believe that the undrilled, northern portion of the property near gravity and magnetic highs remains the more prospective area of the property. The target type is for Cortez Hills and or Pipeline-style mineralization within permissive lithologies and contacts.
•      Horse Creek Lease
Our lease for Horse Creek is dated July 17, 2006 and became effective on August 1, 2006. The terms of and payments under our lease for Horse Creek are identical to those of our lease for Robinson Creek.

•      Maps of Horse Creek

23
24
19
26
25
30
35
36
31
1
6
T.27N.
T.26N.
R.49E.
R.50E.

HC Lode Claims
Eureka County, Nevada

SCALE
0
1 mile
0
1 kilometer
N
W
E
S
Gold Run claims
TARGET STRUCTURES
A
A'
GOLDRUN
Horse Creek Project
Eureka Co., Nevada
D Mathewson 6-06

Indian Creek
•      Property Description, Location and Access
We staked the Indian Creek property in January 2007. The property is located approximately 40 miles south-southwest of Elko, Nevada, and approximately 20 miles south of the Newmont Mining Company Rain/Emigrant Springs mining operation. The Indian Creek property is approximately 4 to 6 miles south of our Robinson Creek property. Indian Creek consists of 88 lode claims totaling approximately 1760 acres, and is located within the north-south trending Independence – Eureka Gold Trend near the southeastern end of the Carlin Gold Trend.
Indian Creek is accessible through good roads and is expected to remain accessible until Mid-December and possibly later if the early winter does not have significant snowfall. The onset of the muddy season in December will likely prevent us from accessing the property until about early May. We know of no environmental or archeological issues related to this property.
•      Title Report
We have not conducted a title survey on Indian Creek, and have no immediate plans to do so in the future.
•      Geology and History
We believe that Indian Creek has the potential to have a Carlin-style, breccia-hosted, moderate-grade gold deposit. The main target is Rain-type, mineralized collapse breccias developed along the Webb Formation – Devils Gate Formation contact. The target opportunity is both shallow, open-pittable oxide and deeper, underground mineable oxide or sulfide gold deposits. The property was largely staked on the basis of a gravity high that suggests the presence of a Paleozoic host rock uplift and associated flanking north-south trending major fault structure. This gravity high is very similar to that observed in the multi-million ounce Rain district to the North. We do not believe that Indian Creek has ever been drilled to the depth necessary in order to reach potential gold deposits. A single, apparently shallow hole has been noted on the property, and is indicated by the presence of a small amount of cuttings and a small surface disturbance. We estimate that this hole is no more than 600 feet in depth.

•      Map of Indian Creek

Indian Creek claims
(88)
0 scale in miles 1
0 scale in km 1.6
N
S
E
W
Indian
Creek
Spring
Springs
29
30
31
32
33
5
6
GOLDRUN
INDIAN CREEK PROPERTY
ELKO CO., NEVADA
DCM 2-07
11 591 000m
11 592 000m
11 593 000m
11 594 000m
44 60 000m
44 59 000m
44 58 000m
44 57 000m
44 56 000m

Name: BAILEY MT
Date: 12/18/2006
Scale: 1 inch equals 2000 feet

Location: 11 592670 E 4457962 N
Caption: Gold Run Inc
IC (Indian Creek) claims
Elko Co., NV

Copyright (C) 1997, Maptech, Inc.

Tempo Mineral Prospect ("Tempo")
•      Property Description, Location and Access
Tempo is located approximately 20 miles north of Austin, Nevada. Tempo consists of 146 contiguous unpatented lode claims, totaling 2,920 acres, and is located within the north-south trending Rabbit Creek Gold Trend.
Tempo is accessible through good roads as well as cross-country. Access is generally available from May through December. Between December and May is the muddy season, during which wet weather and poor road conditions will generally prevent us from accessing the property. We know of no environmental or archeological issues related to this property.
•      Title Report
We have not conducted a title survey on Tempo, and have no immediate plans to do so in the future.
•      Geology and History
We believe that Temp's geology, geochemistry and alteration are typical of those in the Rabbit Creek gold trend. The central target is defined by a gold and arsenic soil anomaly approximately 5000 feet in strike length. Both upper-plate and permissive lower-plate rocks are present. Rock samples indicate a high of 20 gm/t for gold and 300 gm/t for silver. The central portion of the property covers approximately one square mile of lower plate carbonate rock intruded by Laramide diorites with associates gold-bearing skarn. The northern third of the property includes numerous exposures of lower-plate carbonate rocks within a large expanse of non-permissive upper-plate rocks. Jasperoids are common and contain anomalous to very anomalous gold and arsenic values. Approximately 160 holes have been previously drilled within the property by others. Approximately 70% of the holes were no deeper than 300 feet. Approximately 65% of the holes encountered non-permissive upper-plate of rock units. Approximately 40% of holes intersected permissive lower-plate underlying the upper-plate rocks. We believe that multiple high-quality gold targets remain to be identified, qualified and assessed by drilling.
•      Tempo Mineral Prospect Lease
Our lease for Tempo is dated and became effective on May 18, 2007. The lease was originally with the Lyle F. Campbell Trust of Reno, Nevada, an entity with which we are not affiliated. We were advised on December 21, 2007 that this lease with the Lyle F. Campbell Trust has been assigned to the Gold Standard Royalty Corporation. The Lyle F. Campbell Trust acquired its interest in Tempo from the Federal Bureau of Land Management by staking its lode claims. Our lease is for an initial period of ten years and may be extended in five year increments for up to a total term of 99 years. We may terminate this lease at any time. Until production is achieved, our lease payments (deemed "advance minimum royalties") consist of an initial payment of $5,000, which we made upon the effectiveness of our lease, followed by annual payments according to the following schedule:
Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
January 15, 2008	$10,000
January 15, 2009	$15,000
January 15, 2010	$30,000
January 15, 2011	$45,000
January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold

In the event that we produce gold or other minerals from Tempo, our lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 4% of the gross sales price of any gold, silver, platinum or palladium that we recover plus 2% of the gross sales price of any other minerals that we recover. Our lease expressly states that we have no rights to any oil, gas, hydrocarbons and geothermal resources that may be found on the property. Under certain conditions, the Gold Standard Royalty Corporation may elect to take its production royalty in cash rather than in kind. In the event that we produce gold or other minerals from Tempo and pay the Gold Standard Royalty Corporation a production royalty, then, within any one calendar year, we may use 100% of that year's advance royalty payment as a credit against our royalties payable for that year. If our royalty payments payable for that year are greater than our advance royalty payment paid for that year, then we can credit all advance minimum royalty payments made in previous years against 50% of the production royalty payable for that year.
In the event that we pay the Gold Standard Royalty Corporation a production royalty, we have the option to repurchase up to two points of the royalty payable on gold, silver, platinum or palladium, which would have the effect of thereafter permanently reducing the Gold Standard Royalty Corporation’s production royalty on gold, silver, platinum or palladium from 4% to 2% of our gross sales price for those minerals. The purchase price for each royalty "point" shall be according to the following schedule:
Royalty Point Purchased	Price
First 1%	$1,500,000
Second 1%	$3,000,000
We cannot purchase the remaining 2% production royalty on gold, silver, platinum or palladium or the 2% production royalty applicable to all other minerals.
Our lease requires us to perform $25,000 worth of physical work annually on the property for 2007, 2008 and 2009. In 2007 we performed in excess of $25,000 work on this lease. Starting in 2010 and thereafter, we must perform a minimum of $50,000 worth of work annually on the property, of which at least $25,000 is physical work.

•      Map of Tempo Mineral Prospect

N
W
E
S
Northern Target
0 scale 1 miles
0 1 kilometers
Skarn Target
Central Target
Southern Target
Tempo property boundary
GOLDRUN
TEMPO PROJECT
Lander Co., NV
DCM 06-07

Claim Maintenance Payments
We are required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which our properties are located. If we fail to make these payments, we will lose our rights to our properties. As of the date of this report, our annual maintenance payments are $138.50 per claim, consisting of payments to the Bureau of Land Management and to the counties in which our properties are located. Our properties consist of an aggregate of 665 lode claims. Our aggregate annual claim maintenance costs are currently $92,103.
Item 3. Legal Proceedings
We are not a party to any pending litigation and, to the best of our knowledge, no litigation is threatened or anticipated.
On September 24, 2007, we commenced a lawsuit in the Ontario (Canada) Superior Court of Justice in Toronto against D. Richard Brown (who was then our Secretary, Chairman of the Board of Directors and a holder of over 5% of our then-outstanding Common Stock), Trevor Michael (who was then our Treasurer, a Director and a holder of over 5% of our then-outstanding Common Stock), Tamara Brown (who is D. Richard Brown's wife and was a holder of over 5% of our then-outstanding Common Stock), 2120315 Ontario Inc. (an Ontario company controlled by Mr. Michael), and certain business associates of Messrs. Brown and Michael who were also our seed investors. This lawsuit, the substance of which is a public record, bears Court File No. 07-CL-7186, and was between Gold Run Inc. as plaintiff and D. Richard Brown, Tamara Brown, Trevor Michael, 2120315 Ontario Inc., Allan Bezanson, Steve Jakob, Donald F. Locke, Neil Mark, Robert Mark and Troy Ternowetsky as defendants. Upon the commencement of this lawsuit, Messrs. Brown and Michael were removed as officers by the vote of our Board of Directors.
This lawsuit arose out of Messrs. Brown and Michael's alleged undisclosed control of a competing gold exploration company through which they were alleged, among other things, to have usurped our rightful corporate business opportunities. The lawsuit alleged, among other things, breach of fiduciary duty, breach of directors' duties, wrongful interference with our economic interests, breach of contract, conspiracy and unjust enrichment. We sought injunctive relief and damages in the amount of CAD $12.2 million.
This lawsuit was settled with all of the defendants in October 2007. As part of the settlement of this lawsuit, Messrs. Brown and Michael resigned as directors, renounced all affiliations with us and, together with the other defendants and associates, assigned and transferred to us in aggregate consideration of $6,110.88 a total of 19,055,000 shares of our Common Stock that had been held by them, constituting approximately 90% of their collective shareholdings at that time. Additionally, Messrs. Brown and Michael have assigned and transferred to us 6,600,000 of our warrants, constituting 100% of our warrants held by them at that time. As a result of the above, and giving effect to the other transactions that have occurred since the settlement of this lawsuit, we now have 27,185,134 shares of Common Stock outstanding compared to 44,943,467 shares of Common Stock outstanding immediately prior to the settlement, and 4,300,000 warrants outstanding compared to 9,900,000 warrants outstanding immediately prior to the settlement.
Except that they are still our stockholders, we have no affiliation with any of the defendants to this lawsuit following our settlement with them in October 2007.

Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Market Information
There is currently no public market for our Common Stock, and one may never develop. As of December 31, 2007, we have a total of 27,155,134 shares of Common Stock outstanding.
Holders
As of December 31, 2007, there were 70 record holders of our Common Stock.
Dividends
We have never paid any dividends. Any decision to pay dividends in the future, as well as any decision about the amount and timing of any future dividend payments, will be made by our Board of Directors. It is unlikely that we will pay dividends in the foreseeable future.
Equity Compensation Plans
We do not have any equity compensation plans.
Recent Sales of Unregistered Securities
On August 8, 2007, we completed a private placement consisting of 666,667 shares of Common Stock. All 666,667 shares of Common Stock were sold to a single foreign investor for $500,000, or approximately $.75 per share. The terms and conditions respecting this private placement are set forth in a Subscription Agreement dated August 8, 2007 as amended by an Amended Subscription Agreement dated August 30, 2007. The sale and issuance of shares of Common Stock in this private placement were made by us in reliance upon Regulation S promulgated under the Securities Act. The purchaser was not a "U.S. Person" as defined in Rule 902(k) of the Securities Act, is a citizen and resident of Kuwait, was not present in the United States when this transaction was negotiated and completed, and executed the Subscription Agreement and Amended Subscription Agreement outside the United States. No general solicitation was made by us or by any person acting on our behalf, and the certificate representing the shares of Common Stock will contain an appropriate legend that they have not been registered under the Securities Act and may not be offered or sold except in accordance with the provisions of Regulation S, or pursuant to registration or in accordance with an exemption therefrom. The Subscription Agreement for this private placement contains certain anti-dilution protections upon the commencement of our anticipated amended public offering.

On November 7, 2007, we completed a private placement consisting of 266,667 shares of Common Stock. All 266,667 shares of Common Stock were sold for $200,000 (approximately $.75 per share) to a single purchaser that represented it was an accredited investor as defined in Section 501(a) of the Securities Act. The terms and conditions respecting this private placement are set forth in a Subscription Agreement for Shares of Gold Run Inc. dated November 7, 2007. The sale and issuance of shares of Common Stock in this private placement were made by us in reliance upon Section 4(2) of the Securities Act. This private placement was made to an accredited investor as defined in Rule 501(a) of the Securities Act; no general solicitation was made by us or by any person acting on our behalf; and the certificate representing the shares of Common Stock will contain an appropriate legend that they have not been registered under the Securities Act, may not be offered or sold absent registration or pursuant to an exemption therefrom, and are subject to contractual resale restrictions. The Subscription Agreement for this private placement contains certain anti-dilution protections upon the commencement of our anticipated amended public offering.
On November 19, 2007, we completed a private placement wherein we sold for an aggregate of $4,000 (i) an aggregate of 3,000,000 shares of Common Stock at a price of $.001 per share, and (ii) a warrant to purchase 1,000,000 shares of Common Stock at ten percent over the initial public offering price, expiring on November 30, 2012, to five investors, each of whom represented to us that they were an accredited investor as defined in Section 501(a) of the Securities Act. This private placement was made to one of our seed investors (a foreign dealer) and certain of his associates, who have provided investment banking assistance to us in the past and is expected to assist us in the future. In making this private placement, we effected a reallocation of a portion of the seed securities recovered by us from the defendants (and certain of their associates) to our lawsuit as the result of the settlement of our lawsuit, which is discussed in the section captioned "Legal Proceedings". The investors who purchased our securities in this private placement consist of a foreign dealer and four foreign persons who are associated with it. The sale and issuance of securities in this private placement were made by us in reliance upon Regulation S. None of the purchasers were present in the United States when this transaction was negotiated and completed, and all of the purchasers executed their Subscription Agreements outside the United States. No general solicitation was made by us or by any person acting on our behalf, and the Warrant and the certificates representing the shares of Common Stock will contain an appropriate legend that they have not been registered under the Securities Act and may not be offered or sold except in accordance with the provisions of Regulation S, or pursuant to registration or in accordance with an exemption therefrom.
Use of Proceeds from Initial Public Offering
Our initial registration statement on Form SB-2, SEC File No. 333-139412, was declared effective on May 14, 2007, at which time the offering under that registration statement commenced. The offering was solely for common stock on an all-or-none basis plus a percentage of the shares owned by our selling shareholders. We terminated that offering after having made material changes to its terms but continued to offer our shares before the SEC declared effective the amended prospectus describing the revised terms. All funds received from that offering were returned to the subscribers prior to the withdrawal of that offering. Accordingly, we did not realize any proceeds from our initial public offering.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers
Small Business Issuer Purchases of Equity Securities[1]
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2007	19,055,000[2]	$0.0003206	-0-	-0-
November 1-30, 2007	-0-	-0-	-0-	-0-
December 1-31, 2007	-0-	-0-	-0-	-0-
Total	19,055,000[2]	$0.0003206	-0-	-0-
Notes:
1 All securities referenced in this Table are shares of Common Stock, par value $0.000001 per share.
2 As part of the settlement of the lawsuit described in the section captioned “Legal Proceedings”, D. Richard Brown (who was then our Secretary, Chairman of the Board of Directors and a holder of over 5% of our then-outstanding Common Stock) and Trevor Michael (who was then our Treasurer, a Director and a holder of over 5% of our then-outstanding Common Stock) resigned as directors, renounced all affiliations with us and, together with the other defendants and associates to that lawsuit, assigned and transferred to us in aggregate consideration of $6,110.88 a total of 19,055,000 shares of our Common Stock that had been held by them, constituting approximately 90% of their collective shareholdings at that time. Additionally, Messrs. Brown and Michael have assigned and transferred to us 6,600,000 of our warrants, constituting 100% of our warrants held by them at that time. As a result of the above, and giving effect to the other transactions that have occurred since the settlement of this lawsuit, as of December 31, 2007, we had 27,155,134 shares of Common Stock outstanding compared to 44,943,467 shares of Common Stock outstanding immediately prior to the settlement of this lawsuit, and 3,300,000 warrants outstanding compared to 9,900,000 warrants outstanding immediately prior to the settlement of this lawsuit.
Item 6. Management’s Plan of Operation
We intend to conduct a staged exploration program on each of our five properties, which are all at the very early stages of exploration. The follow-up stages of our exploration programs are dependent upon the results obtained during the earlier stages.
We have spent approximately $740,000 on our exploration program through December 31, 2007. We anticipate that the proceeds from our pending public offering will be sufficient to fund our exploration program as it is currently planned and described herein. We were unable to fund our exploration financing tranche in the amount of $2,000,000 due on March 31, 2008. On April 1, 2008, Mr. Mathewson extended the deadline for that financing tranche by 90 days. If we are unable to meet this extended deadline and Mr. Mathewson thereupon advises us that we are in default, we will then have an additional 90 days following such notice to cure such default. We anticipate that we will be able to meet this obligation without penalty if our pending public offering is declared effective by the Securities and Exchange Commission in a timely manner, without any further comments. Accordingly, there is a strong possibility that we will need to seek additional financing and/or renegotiate our contract with Mr. Mathewson.
We estimate that we will require approximately $3.3 million through January 31, 2009 to pay for our exploration program as it is currently planned and described in this section, follow-up work on our exploration projects currently in progress, the additional exploration funding required under our current agreement with David Mathewson, and our estimated administrative expenses, lease payments and estimated claim maintenance costs. We expect that the proceeds from our pending public offering will be sufficient to fund our operations for the next twelve (12) months, assuming that it is declared effective by the Securities and Exchange Commission in a timely manner, without any further comments.

We have commenced the initial exploration work on four of our properties. The total planned initial exploratory work for all five properties is estimated to be approximately $988,000, of which $740,000 has been spent through December 31, 2007. Completing the first stage for all five properties, and a second stage of work on three of our properties, is estimated to cost approximately $1,678,000. We will require the proceeds of our pending public offering to perform the initial exploration work on two of our properties and to follow-up our initial exploratory work on three of our properties.
In addition, we intend to seek out and acquire additional mining prospects in Nevada and elsewhere. In the event that we acquire additional mining prospects, we may decide to accordingly modify our planned exploration programs for our existing properties.
We believe that necessary equipment and operators for our exploratory activities are available from several local sources in Elko and Reno, Nevada.
A detailed description of our five properties may be found in the section captioned "Description of Property".
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
Excluded from our exploration costs for this property is our reclamation bond filed with the State of Nevada Commission on Mineral Resources, effective through June 30, 2008.
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
Hole RC06-1 was completed in December 2006 to a depth of 1,140 feet when we had to stop because of difficult hole conditions. The cutting samples indicated scattered weakly anomalous gold values from 25 to 100 ppb (parts per billion). We believe that a structural complication may have displaced the targeted Webb-Devil's Gate limestone contact downward, below 1,500 feet of depth. The right rock units of Chainman Formation that overlies the Webb Formation were intersected in the drill hole.

Hole RC06-2 was completed in January 2007 to a depth of 1,500 feet. The rock formation that was drilled appears to be entirely Chainman Formation. The top of the Webb Formation may have been encountered at 1,470 feet, which indicates that the targeted Webb-Devil's Gate limestone contact is at an excessive depth at this location. Several thin zones of thin mafic intrusions were intersected in this hole. We believe that these intrusions provide favorable indication of target prospectivity at this site.
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
Excluded from our exploration costs for this property is our reclamation bond filed with the State of Nevada Commission on Mineral Resources, effective through June 20, 2008.
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
Exploration Program for Horse Creek Property
In October 2006, we completed a 552-station gravity survey at 125-meter station intervals along lines spaced approximately 250 meters apart. When conditions permit, we will conduct a ground examination of the interpretable features indicated by this gravity survey to assist us with targeting. The results of this gravity survey appear to provide good definition on several northwest-trending structural features that are consistent with earlier targeting on the property. In addition, a strong gravity high was indicated within the northern area of the property. This gravity high data may indicate shallow depth to prospective lower-plate rock units. We do not plan to start drilling at this property until the beginning of 2008 at the earliest. We will obtain a reclamation bond prior to commencing drilling on this property. No previous drilling has been conducted in the vicinity of this gravity high. The estimated cost of the initial phase of this exploration program are approximately $45,000, consisting of:
•      Gravity survey and assessment report have been completed at a cost of $30,000.
•      500 rock and soil samples sufficient to characterize target locations along the prospective structural zones expected to cost approximately $30 per sample, for a total of $15,000.
We may start drilling on this property depending upon the results that we obtain from our preliminary work. At this time, we estimate that the additional costs of drilling two or three initial reverse-circulation test holes to a total footage of 5,000 feet to be $200,000 ($40 per foot).

Exploration Program for Indian Creek Property
We completed a detailed gravity survey of this property in May 2007 and are currently conducting an extensive surface sampling program. Targets to be pursued by drilling are becoming evident and are in the process of being further defined by mapping and sampling. We intend to drill three exploratory holes to a depth of approximately 1,500 feet each. We will obtain a reclamation bond prior to commencing drilling. Excluding the cost of the reclamation bonds, the total cost of this initial phase of our exploration program is estimated to be $253,000, consisting of:
•      Initial staking and claim filings were completed at a cost of $28,000.
•      Gravity survey and assessment report at a cost of $30,000.
•      All rock and soil samples are expected to cost $15,000.
•      Drilling costs at approximately $40 per foot, for a total of $180,000.
Exploration Program for Tempo Mineral Prospect Property
A gravity survey to expand and enhance the existing gravity data is currently in progress. Once the gravity survey is completed and evaluated by our contract geophysicist and the target opportunities are further defined, we intend to drill two exploratory holes to a depth of up to approximately 2,000 feet each. We will obtain a reclamation bond prior to commencing drilling. The total cost of this initial phase of our exploration program is estimated to be $170,000, consisting of:
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
Off-Balance Sheet Arrangements
None.

Item 7. Financial Statements
GOLD RUN INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
TOGETHER WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
  Gold Run Inc.:
We have audited the accompanying balance sheets of Gold Run Inc. ("the Company") as of December 31, 2007 and 2006, and the related statements of loss, shareholders' equity (deficit), and cash flows for the year ended December 31, 2007, the period from inception (May 5, 2006) to December 31, 2006 and the period from inception (May 5, 2006) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Run Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from inception (May 5, 2006) to December 31, 2006 and the period from inception (May 5, 2006) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ DeJoy, Knauf & Blood, LLP
DEJOY, KNAUF & BLOOD, LLP
Rochester, New York
March 18, 2008.

GOLD RUN INC.
(an exploration stage enterprise)
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(stated in U.S. dollars)
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,954	$855,346
Goods and services tax receivable	9,474	—
Warrant subscription receivable (Note 4 (b))	1,000	—
Prepaid expenses	2,827	15,000
Total current assets	49,255	870,346
PROPERTY - MINERAL PROPERTY RIGHTS (Notes 5 and 6)	132,553	66,267
OTHER ASSETS:
Reclamation bonds (Note 2 (e))	33,635	33,635
Prepaid offering costs (Note 2 (f))	252,050	105,177
Debt financing costs, net (Note 4 (f))	—	157,947
Total other assets	285,685	296,759
TOTAL ASSETS	$467,493	$1,233,372
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 7) -
To related parties	$78,504	$50,253
To others	348,184	158,651
Accrued interest (Note 4 (f))	—	50,144
Total current liabilities	426,688	259,048
PROMISSORY NOTES (Note 4 (f))	—	1,610,500
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 9 and 12)
SHAREHOLDERS' EQUITY (DEFICIT) (Note 4):
Common stock, $.000001 par value, 100,000,000 shares authorized	46	39
Warrant subscribed	1,000	—
Additional paid-in capital	2,739,321	203,405
Deficit accumulated during the exploration phase	(2,699,562)	(839,620)
Total shareholders' equity (deficit)	40,805	(636,176)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$467,493	$1,233,372
The accompanying notes to financial statements are
an integral part of these balance sheets.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2007
AND THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2006
(stated in U.S. dollars)
	Number of shares	Common stock	Warrant subscribed	Additional paid-in capital	Deficit accumulated during the exploration stage	Total shareholders' equity (deficit)
BALANCE, May 5, 2006	—	$—	$—	$—	$—	$—
Initial private placement of shares (Note 4 (b))	22,400,000	22	—	2,218	—	2,240
Shares issued to President/Chief
Geologist (Note 4 (b))	7,500,000	7	—	743	—	750
Private placement of shares (Note 4 (b))	9,550,000	10	—	9,540	—	9,550
Fair value of share-based payments (Note 4 (e))	—	—	—	190,904	—	190,904
Net loss	—	—	—	—	(839,620)	(839,620)
BALANCE, December 31, 2006	39,450,000	39	—	203,405	(839,620)	(636,176)
Conversion of the promissory notes and accrued
interest to common stock (Note 4 (f))	4,826,800	5	—	1,771,545	—	1,771,550
Withholdings on conversion of promissory notes
held by foreign parties (Note 4 (f))	—	—	—	(15,000)	—	(15,000)
Private placement of shares (Note 4 (b))	666,667	1	—	499,999	—	500,000
Costs of issuance of common stock related to
private placement of shares (Note 4 (b))	—	—	—	(50,000)	—	(50,000)
Shares returned and cancelled (Note 3 and
Note 4(b))	(16,605,000)	—	—	—	—	—
Shares of common stock re-purchased and
cancelled (Note 3 and Note 4 (b))	(2,450,000)	(2)	—	(2,448)	—	(2,450)
Private placement of shares (Note 4 (b))	266,667	—	—	200,000	—	200,000
Private placements of shares and warrant (Note 4 (b))	3,000,000	3	1,000	2,997	—	4,000
Shares returned and held in treasury (Note 4 (b))	(2,000,000)	—	—	—	—	—
Fair value of share-based payments (Note 4 (e))	—	—	—	128,823	—	128,823
Net loss	—	—	—	—	(1,859,942)	(1,859,942)
BALANCE, December 31, 2007	27,155,134	$46	$1,000	$2,739,321	$(2,699,562)	$40,805
The accompanying notes to financial statements are
an integral part of these statements.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENTS OF LOSS
FOR THE YEAR ENDED DECEMBER 31, 2007,
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006,
THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2006 AND
THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2007
(stated in U.S. dollars)
	Year ended December 31, 2007	For the period from inception to December 31, 2006	Cumulative for the period from inception to December 31, 2007
REVENUE	$—	$—	—
COSTS AND EXPENSES:
Exploration costs	443,886	296,037	739,923
Legal (Note 9)	306,146	40,681	346,827
Consulting and professional fees (Note 9)	242,893	86,108	329,001
Share-based payments (Note 4 (e))	128,823	190,904	319,727
Administrative salaries	160,042	27,244	187,286
Amortization of debt financing costs (Note 4 (f))	157,947	29,280	187,227
Travel	112,549	47,522	160,071
Audit fees	56,450	27,500	83,950
Filing and printing fees	41,356	8,608	49,964
Office expense	21,640	20,886	42,526
Rent (Note 9)	30,786	8,895	39,681
Exchange rate losses	33,243	—	33,243
Bank charges	3,149	2,716	5,865
Miscellaneous	10,140	4,311	14,451
Total costs and expenses	1,749,050	790,692	2,539,742
LOSS FROM OPERATIONS	(1,749,050)	(790,692)	(2,539,742)
INTEREST EXPENSE ON PROMISSORY NOTES (Note 4 (f))	(110,906)	(50,144)	(161,050)
INTEREST INCOME	14	1,216	1,230
NET LOSS	$(1,859,942)	$(839,620)	$(2,699,562)
WEIGHTED AVERAGE NUMBER OF SHARES	39,351,938	39,450,000	39,390,741
LOSS PER SHARE	$(0.047)	$(0.021)	$(0.069)
The accompanying notes to financial statements are
an integral part of these statements.

GOLD RUN INC.
(an exploration stage enterprise)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007,
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006,
THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2006 AND
THE PERIOD FROM INCEPTION (MAY 5, 2006) TO DECEMBER 31, 2007
(stated in U.S. dollars)
	Year ended December 31, 2007	For the period from inception to December 31, 2006	Cumulative for the period from inception to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,859,942)	$(839,620)	$(2,699,562)
Adjustments to reconcile net loss to net cash used by
operating activities:
Amortization of debt financing costs	157,947	29,280	187,227
Share-based payments	128,823	190,904	319,727
Non-cash interest expense	110,906	50,144	161,050
Increase in goods and services tax receivable	(9,474)	—	(9,474)
(Decrease) increase in prepaid expenses	12,173	(15,000)	(2,827)
Increase in accounts payable and accrued liabilities	170,511	179,093	349,604
Total adjustments	570,886	434,421	1,005,307
Net cash used by operating activities	(1,289,056)	(405,199)	(1,694,255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire mineral property rights	(66,286)	(66,267)	(132,553)
Payments to acquire reclamation bonds	—	(33,635)	(33,635)
Net cash used by investing activities	(66,286)	(99,902)	(166,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from the issuance of promissory notes	—	1,610,500	1,610,500
Proceeds from sale of common stock, net	638,000	12,540	650,540
Payments of debt financing costs	—	(187,227)	(187,227)
Payments of offering costs	(99,600)	(75,366)	(174,966)
Payments to re-purchase common stock	(2,450)	—	(2,450)
Net cash provided by financing activities	535,950	1,360,447	1,896,397
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(819,392)	855,346	35,954
CASH AND CASH EQUIVALENTS, beginning of period	855,346	—	—
CASH AND CASH EQUIVALENTS, end of period	$35,954	$855,346	$35,954
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Interest paid	$—	$—	$—
Taxes paid	$—	$—	$—
Non-cash items-
Conversion of promissory notes and related accrued interest
into common stock	$1,771,550	$—	$1,771,550
Offering costs included in accounts payable	$77,084	$29,811	$77,084
The accompanying notes to financial statements are
an integral part of these statements.

GOLD RUN INC.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(stated in U.S. dollars)
1.     NATURE OF OPERATIONS
Gold Run Inc. ("the Company") is an exploration company engaged in the acquisition and exploration of mineral properties in the State of Nevada. The Company was incorporated on May 5, 2006 under the laws of the State of Delaware. As of December 31, 2007, the Company has put in place the management team, has leased four mineral properties and staked a fifth (see Note 5), has secured initial equity financing (see Note 4), and has commenced exploration activities on its leased properties. The Company has completed two offerings of promissory notes that have been converted to common shares as of May 14, 2007 and has completed five private placements of common shares since the equity financing completed by the founders (see Note 4 and Note 11).
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
2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US"). The significant accounting policies used in these financial statements are as follows:
(a)   Going concern -
These financial statements have been prepared using US generally accepted accounting principles applicable to a going concern which assumes that the Company will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss for the period from inception (May 5, 2006) to December 31, 2007 of $2,699,562 and shareholders' equity at December 31, 2007 of $55,805. The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or the discovery, exploration, development and sale of mining reserves. The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.
The financial statements do not reflect any adjustments in the carrying values of the assets and liabilities, the reported expenses, and the balance sheet classifications used that would be necessary if the going concern assumption was not appropriate. Such adjustments could be material.

(b)   Measurement uncertainties -
The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
Significant estimates used in the preparation of these financial statements include, amongst other things, the estimated future operating results and net cash flows from mineral properties, the anticipated costs of asset retirement obligations including the reclamation of mine sites, the successful registration of the Company's shares and the computation of share-based payments.
(c)   Cash and cash equivalents -
Cash and cash equivalents include deposits, with original maturities of three months or less when purchased.
(d)   Mineral property rights -
All direct costs related to the acquisition of mineral property rights are capitalized. Exploration costs are charged to operations in the period incurred until such time as it has been determined that a property has economically recoverable reserves, at which time subsequent exploration costs and the costs incurred to develop a property are capitalized.
The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of December 31, 2007 and 2006, management has determined that no impairment loss is required.
At such time as commercial production may commence, depletion of each mining property will be provided on a unit-of-production basis using estimated proven and probable recoverable reserves as the depletion base. In cases where there are no proven or probable reserves, depletion will be provided on the straight-line basis over the expected economic life of the mine.
(e)   Asset retirement obligations -
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
(g)   Income taxes -
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
(h)   Share-based payments -
Share-based payments consist of the estimated fair value of stock options granted during the period, and are recorded as an expense and an addition to additional paid-in capital in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment".
(i)    Loss per share -
The basic loss per share for the year ended December 31, 2007, the period from inception (May 5, 2006 to December 31, 2006 and the period from inception (May 5, 2006) to December 31, 2007 has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would reflect the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the "treasury stock method" is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.
At December 31, 2007 and 2006, none of the warrants or stock options were considered dilutive as the exercise prices of these warrants and options substantially exceeded the Company's net tangible book value per share.
(j)    Foreign currency transactions -
The Company records foreign currency gains and losses on Canadian business transactions. The net loss was $33,243 and $Nil for the year ended December 31, 2007 and the period from inception (May 5, 2006) to December 31, 2006, respectively.

(k)   Fair values of financial instruments -
The Company has estimated that the carrying amount reported on the balance sheets for cash, receivables, mineral property rights and accounts payable and accrued liabilities approximates their fair values.
(l)    Debt financing costs -
Debt financing costs represent commission costs and legal fees relating to the issuance of promissory notes. These costs were being amortized over the life of the promissory notes of two years (see Note 4 (f)).
(m)  Exploration stage enterprise -
SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises", establishes accounting and reporting standards for enterprises in the development stage. An entity is considered to be in the development stage if it is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced. SFAS No. 7 requires that the financial statements of a development stage enterprise include disclosure of the cumulative results of the Company's operations, cash flows, and changes in stockholders' equity (deficit) from the inception of the Company's development stage through the date of the financial statements.
(n)   Prior year reclassifications -
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
3.     LITIGATION AND SETTLEMENT OF LAWSUIT
The Company failed to meet its exploration program funding obligation to provide $900,000 in exploration program funding by October 1, 2007, in accordance with the exploration-funding schedule revised under a Letter Agreement between the Company and David Mathewson, the Company's President and Chief Geologist ("Mathewson"), dated June 22, 2007 (see Note 5 and Note 9). This default is in addition to the Company's failure to provide $500,000 in required exploration funding before August 1, 2007 (see Note 5 (a) and Note 9), per the same schedule.
On September 24, 2007, the Company sued two founders and directors, as well as some of their business associates. The lawsuit, which was commenced on September 24, 2007 in the Ontario (Canada) Superior Court of Justice in Toronto, arose out of certain directors alleged undisclosed control of a competing gold exploration company through which they allegedly usurped the Company's rightful corporate business opportunities. The lawsuit also alleged their breach of fiduciary duty, breach of directors' duties, wrongful interference with the Company's economic interests, breach of contract, conspiracy and unjust enrichment.
The Company settled this lawsuit in October 2007. As part of the settlement, these two directors resigned, renounced all affiliations with the Company and, together with some of their business affiliates and associates, assigned and transferred to the Company for nominal consideration a total of 19,055,000 shares of the Company's common stock held by them, constituting approximately 90% of their collective shareholdings. Additionally, these two directors assigned and transferred to the Company warrants for the purchase of 6,600,000 common shares, constituting 100% of the warrants held by them (see Note 4).

4.     COMMON STOCK AND WARRANTS
(a)   Initial public offering of common shares -
The Company's registration statement on Form SB-2 for an initial public offering in the amount of $8,000,000 on an all-or-none basis was declared effective by the US Securities and Exchange Commission ("SEC") on May 14, 2007, at which time the Company commenced receiving investment subscriptions. The Company subsequently changed the terms of its offering to a $3,000,000 / $8,000,000 mini-max offering and filed an amended registration statement with the SEC on June 27, 2007. The Company continued to receive subscriptions from investors after filing the amendment. All subscription funds were deposited into and held in an escrow account. On July 24, 2007, the SEC notified the Company that because of the changed offering terms, the revised offering could not continue, and all funds in escrow should be returned to the subscribers. Accordingly, the Company terminated the offering, and the funds were returned. The Company filed a new registration statement with the SEC on December 31, 2007, further amended and filed on February 11, 2008, and expects to resume its offering upon the amended registration statement being declared effective. No subscription funds were held in escrow as of December 31, 2007 or 2006.
(b)   Private placement of common shares -
On May 8, 2006, the Company completed a private placement wherein it sold for an aggregate of $2,240 (i) an aggregate of 22,400,000 shares of common stock at a price of $0.0001 per share, and (ii) a warrant to purchase 9,900,000 shares of common stock at a price of $1.00 per share, expiring on May 9, 2009. Sales of the shares were subject to a Founders Agreement dated October 5, 2006, subsequently amended, which restricted resale rights. As the result of the settlement of the lawsuit described previously (see Note 3), 12,915,000 shares of common stock were surrendered that had been purchased by certain of the Company's founders. On December 4, 2007, Mr. James Berns and Mr. Michael Berns, two of the original Company founders, voluntarily surrendered an aggregate of 2,000,000 shares of common stock to the Company and, in consideration of $2.00, transferred warrants to purchase 1,650,000 shares of common stock to Mathewson.
On May 9, 2006, the Company completed a private placement consisting of 7,500,000 shares of common stock to Mathewson for proceeds totaling $750.
On May 10, 2006, the Company completed a private placement consisting of an aggregate of 9,550,000 shares of common stock to thirteen investors ("seed round investors"). Each share of common stock was sold at a price of $0.001. The Company realized proceeds totaling $9,550 from this private placement. As the result of the settlement of the Company's lawsuit described previously (see Note 3), five of these thirteen investors returned to the Company an aggregate of 3,690,000 shares of common stock that they had purchased in this private placement. The Company voluntarily purchased 2,450,000 shares of common stock from seed round investors at the original subscription price.

In August 2007, the Company completed a private placement consisting of 666,667 shares of common stock. All 666,667 shares of common stock were sold to a single foreign investor for $500,000, (approximately $0.75 per share); commissions of $50,000 were paid to third parties in association with this transaction, for net proceeds of $450,000. Commissions paid were offset against additional paid-in capital. This private placement was conducted under Regulation S promulgated under the Securities Act of 1933, as amended (Rules 901 through 905 and preliminary notes). The securities issued in this private placement were sold to a single foreign accredited investor as defined in Rule 501 promulgated under the Securities Act of 1933, as amended. See Note 12 for a contingent event arising from the completion of this private placement.
On November 7, 2007, the Company completed a private placement consisting of 266,667 shares of common stock. All 266,667 shares of common stock were sold for $200,000 (approximately $0.75 per share) to a single investor. See Note 12 for a contingent event arising from the completion of this private placement.
On November 19, 2007, the Company entered into private placements to sell for an aggregate of $4,000 (i) an aggregate of 3,000,000 shares of common stock at a price of $0.001 per share, and (ii) a warrant to purchase 1,000,000 shares of common stock at $0.55 per share, expiring on November 30, 2012. The private placements for the shares of common stock were completed in December 2007 after receipt of the funds for these shares. As of December 31, 2007, the Company had not yet received $1,000 in subscription funds to acquire 1,000,000 of the warrant shares from one of the investors and, accordingly, recorded the outstanding amount as a warrant subscription receivable (see Note 11). These private placements were made to one of the Company's original seed round investors and certain associates and, in effect, constitute a reallocation of the Company's original share capital, a significant portion of which was recovered by the Company as a result of the settlement of the litigation in October 2007 as described in Note 3.
As of December 7, 2007, the Company's Board of Directors voted to supersede the Founders Agreement. Shares under this agreement are subject to restrictions on transfer and resale of shares as prescribed by the Company's Board of Directors and as maybe amended from time-to-time, except that all such restrictions shall expire on a date which is two years from the date upon which the shares commence trading in the US.
(c)   Warrants -
Upon formation of the Company, the founding shareholders subscribed for a total of 22,400,000 shares of common stock at a price of $0.0001 per share plus share purchase warrants entitling the holders to purchase a total of 9,900,000 shares at a price of $1.00 per share expiring on May 9, 2009, all for total consideration of $2,240.
As a consequence of the settlement of the lawsuit during October 2007 (see Note 3), two directors assigned and transferred to the Company 6,600,000 of the Company's warrants, constituting 100% of the warrants held by them.
On November 19, 2007, the Company entered into private placements to sell for an aggregate of $4,000 (i) an aggregate of 3,000,000 shares of common stock at a price of $0.001 per share, and (ii) a warrant to purchase 1,000,000 shares of common stock at ten percent over the initial public offering price per share, expiring on November 30, 2012. The private placements for the shares of common stock were completed in December 2007 after receipt of the funds for these shares.

On December 4, 2007, Mr. James Berns and Mr. Michael Berns, directors of the Company, voluntarily assigned an aggregate of 2,000,000 shares of common stock to the Company and in consideration of $2.00, transferred warrants, to purchase 1,650,000 shares of common stock, to Mathewson.
On December 7, 2007, the Company's Board of Directors amended the terms of outstanding warrants so that their new exercise price is ten percent over the initial public offering price per share, expiring on the fifth (5th) anniversary of the date that the Company's common stock commences trading in the US.
3,300,000 of the Company's warrants were outstanding as at December 31, 2007, at an exercise price of ten percent over the initial public offering price per share, expiring on the fifth (5th) anniversary of the date that the Company's common stock commences trading in the US. The Company also has a warrant subscription receivable for 1,000,000 shares outstanding at December 31, 2007 (see Note 11). This compares with 9,900,000 outstanding warrants with an exercise price of $1.00 per share, expiring on May 9, 2009, as at December 31, 2006.
Given that the Company is in the exploration stage, management has allocated the full consideration paid to common stock.
(d)   Commitment to issue additional shares -
During May 2006, the Company and Mathewson entered into an agreement providing for Mathewson to purchase 7,500,000 shares of the Company's common stock at a price of $0.0001 per share. This agreement was amended on June 22, 2007 and was further amended on December 13, 2007 (see Note 3 and Note 5(a)). Under terms of the agreement, the Company is obligated to issue additional shares to Mathewson (at a price of $0.0001 per share) in sufficient number so that Mathewson would continue to hold 15% of the then issued and outstanding shares of the Company.
In the event that Mathewson should hold more than 15% of the issued and outstanding shares at the time the Company meets its funding obligation (see Note 5(a)), those excess shares will be deemed to be automatically cancelled. In the event that Mathewson should hold less than 15% of the issued and outstanding shares at the time the Company meets its funding obligation, Mathewson shall have the non-assignable option to purchase from the Company, at a price of $0.0001 per share, for a period of thirty (30) days from such date, that number of shares such that, after such purchase, Mathewson will then own 15% of the outstanding number of shares of the Company.
Shares issued by the Company pursuant to the acquisition of additional mineral property rights will be deducted from the total of the shares then issued and outstanding for the purposes of calculating the 15% Mathewson is entitled to. Shares sold or transferred to other employees of the Company by Mathewson must be included for purposes of calculating the 15% Mathewson is entitled to.
These shares are restricted as to sale for the first six months after the date the Company's shares become publicly traded in the US and in the event of termination of Mathewson's employment prior to February 28, 2010, an additional eighteen months from the date of termination.

(e)   Share-based payments and employment agreement -
On September 15, 2006, the Company and its Chief Executive Officer entered into an employment agreement which provides, amongst other compensation, an option to purchase 1,500,000 shares of common stock over a five-year period at a price of $0.25 for the first 500,000 shares and $0.50 for the remaining 1,000,000 shares.
The option vests as follows:
Number of shares
Upon signing of the agreement	300,000
Pro-rata on a daily basis until September 14, 2007	400,000
Pro-rata on a daily basis from September 15, 2007 until September 14, 2008	400,000
Pro-rata on a daily basis from September 15, 2008 until September 14, 2009	400,000
Total	1,500,000
These options fully vest if one person or entity acquires 50% or more of the common stock of the Company.
The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of three years. The fair value of the 817,260 options vested during the period from inception (May 5, 2006) to December 31, 2007 is estimated to be $319,727. The Company expensed $128,823 in the statement of loss for the year ended December 31, 2007, compared with $162,514 for the period from inception (May 5, 2006) to December 31, 2006.
Any shares for which the Chief Executive Officer's option is exercised are subject to voluntary resale restrictions prohibiting him from selling more than 1% of his share holdings during any consecutive three-month calendar period commencing on June 1, 2007 and expiring on August 31, 2008. For purposes of this voluntary resale restriction, the Chief Executive Officer's share holdings shall be deemed to equal the number of shares for which his option has vested.
The employment agreement also contains a provision which, in the event of termination without cause, would require the Company to pay the Chief Executive Officer $125,000 (Canadian funds).
On October 31, 2006, the Company entered into an agreement with a consultant, which provides the consultant with an option to purchase 100,000 shares of common stock over a two-year period at a price of $0.50 per share (Canadian funds). The fair value of the option is estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of two years. The fair value of the option granted is estimated to be $28,390 and has been expensed in the statement of loss for the period from inception (May 5, 2006) to December 31, 2006 and recorded as additional paid-in capital.

(f)   Promissory notes converted into common shares -
During 2006, the Company completed two private placements of two-year non-transferable 10% convertible promissory notes with interest payable annually. Interest accrued and was payable on the annual anniversary date of each note. Note-holders were also entitled to receive one full year of interest if the Company successfully registered its common shares with the SEC before the first anniversary date of the convertible promissory notes, which it did.
The promissory notes were converted into common shares of the Company at a conversion price of $0.25 per share in the case of Series 1 notes and $0.50 per share in the case of Series 2 notes upon the date of the Company's registration statement being declared effective by the SEC on May 14, 2007.
At May 14, 2007, the Company converted promissory notes totaling $583,500 and related accrued interest expense of $58,350 (Series 1) and $1,027,000 and related interest expense of $102,700 (Series 2) into 4,826,800 shares of common stock. Total debt financing costs associated with these converted promissory notes totaled $187,227. Previously unamortized debt financing costs of $157,947, associated with the issuance of these convertible promissory notes, were expensed during the year ended December 31, 2007. A liability of $15,000 has been recorded for US withholding taxes attributable to the interest earned by foreign note holders upon conversion of the related notes to common shares. Additional paid-in capital has been reduced by the amount of these withholding taxes.
(g)   Treasury stock -
At December 31, 2007, there are 2,000,000 shares of common stock held in treasury. No value has been assigned to these shares which were surrendered to the Company in December 2007. There were no shares held in treasury at December 31, 2006.
5.     EXPLORATION PROGRAM FUNDING OBLIGATION AND MINERAL PROPERTY RIGHTS
(a)   Exploration program funding obligation -
As of December 31, 2006 the Company committed, under an agreement with Mathewson, to fund its mineral exploration program in the following amounts, no later than the following dates:
May 31, 2007	$ 500,000
July 31, 2007	1,900,000
January 31, 2008	1,000,000
July 31, 2008	1,000,000
January 31, 2009	500,000
April 30, 2009	500,000
Total	$ 5,400,000
The foregoing exploration-program funding schedule was revised under a Letter Agreement between the Company and Mathewson dated June 22, 2007. The Company previously met its requirement to provide $600,000 worth of exploration funding prior to December 31, 2006.

On September 14, 2007, the Company received a Notice of Default from Mathewson stating that it had failed to meet its obligation to provide an aggregate of $1.1 million in exploration program funding through May 31, 2007 as required by the Amended and Restated Agreement by and between the Company and Mathewson dated November 20, 2006, and as further amended on June 22, 2007.
The Notice of Default stated that if the Company did not cure its default and also furnish the additional $900,000 in exploration program funding due on October 1, 2007 under the Letter Agreement within 30 days from receipt of the Notice of Default, then all of the Company's interests in its Crescent Valley North, Robinson Creek, Horse Creek, Indian Creek, and Tempo properties would be forfeited to Mathewson. These properties represent all of the Company's mineral prospects. The Company subsequently did not meet its requirement to provide an additional $900,000 in funding by October 1, 2007.
Mathewson also proposed in the Notice of Default that an alternative cure for these defaults and for the default of the Company's October 1, 2007 exploration program funding payment would be for two directors and officers to resign their positions with the Company, and for these directors and certain related shareholders to surrender all of the Company's shares of stock in which they have an ownership interest and to execute releases of any and all claims that they may have against the Company. The Notice of Default also states that this alternative cure must be made by October 17, 2007. The two directors in question did not comply with Mathewson's demand and the Company launched a lawsuit against these directors, as discussed previously in Note 3.
The Company settled this lawsuit in October 2007. Mathewson withdrew and cancelled the Notice of Default and entered into a revised funding obligation agreement with the Company on December 13, 2007. Under this revised agreement, the Company committed to fund its mineral exploration program in the following amounts, not later than the following dates:
March 31, 2008	$ 2,000,000
March 31, 2009	2,000,000
March 31, 2010	2,000,000
Total	$ 6,000,000
In addition to funding its exploration program, the Company is required to fund its other activities, including legal, accounting, travel and other costs.
Furthermore, the Company's funding obligations to Mathewson would be deemed to be satisfied upon the earlier of:
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

Should the Company be unable to complete the above funding obligations, its rights to its leased Crescent Valley North ("CVN") (see Note 5(b)), Robinson Creek ("RC") (see Note 5(c)), Horse Creek ("HC") (see Note 5(d)), and Tempo (see Note 5(e)) properties, as well as to its staked Indian Creek ("IC") (see Note 5(f)) property, will be immediately cancelled and be of no further force or effect, and the Company shall have no interest in and to any and all such properties. Mathewson shall have the option to enter onto and take possession of the properties at the Company's expense. The Company's CVN, RC and HC properties are leased from KM Exploration Ltd. ("the Lessor"), a Nevada corporation in which Mathewson has a 50% ownership interest.
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
Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:
(i)    a royalty on production equal to 3% of net smelter returns (money which the smelter or refinery pays the mining operator for the mineral product), or
(ii)   the lease payments as per the above table.
The Company has the right at any time during the lease agreement to purchase a maximum of two "points" of the Lessor's three percent (3%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

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
Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:
(i)    a royalty on production equal to 2.5% of net smelter returns (money which the smelter or refinery pays the mining operator for the mineral product), or
(ii)   the lease payments as per the above table.
The Company has the right at any time during the lease agreement to purchase a maximum of one-and-one-half (1.5) "points" of the Lessor's two-and-one-half percent (2.5%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

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
Once production is achieved from this property, the lease requires the Company to pay the Lessor the greater of:
(i)    a royalty on production equal to 2.5% of net smelter returns (money which the smelter or refinery pays the mining operator for the mineral product), or
(ii)   the lease payments as per the above table.
The Company has the right at any time during the lease agreement to purchase a maximum of one-and-one-half (1.5) "points" of the Lessor's two-and-one-half percent (2.5%) gold production royalty, thereby reducing the Lessor's gold production royalty to one percent (1%). Each "point" is equivalent to 1% of net smelter returns. The purchase price for each royalty "point" shall be as follows:

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
(e)   Tempo lease -
The Company entered into a lease with the Lyle F. Campbell Trust of Reno, Nevada on May 18, 2007. The lease was assigned by Lyle F. Campbell Trust to Gold Standard Royalty Corp. in December 2007. The lease is for an initial period of ten years and may be extended in five year increments for up to a total term of 99 years. The Company may terminate this lease at any time. Until production is achieved, lease payments (deemed "advance minimum royalties") consist of an initial payment of $5,000, which was made upon the effectiveness of the lease, followed by annual payments according to the following schedule:
Due date of advance minimum royalty payment	Amount of advance minimum royalty payment
January 15, 2008	$10,000
January 15, 2009	15,000
January 15, 2010	30,000
January 15, 2011	45,000
January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold
In the event that the Company produces gold or other minerals from this property, the lease payments will be the greater of:
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
Under certain conditions, Gold Standard Royalty Corp. may elect to take its production royalty in-kind rather than cash. In the event that the Company produces gold or other minerals from this property and pays Gold Standard Royalty Corp. a production royalty, then, within any one calendar year, the Company may use 100% of that year's advance minimum royalty payment as a credit against its production royalties payable for that year. If production royalty payments payable for that year are greater than the Company's advance minimum royalty payment paid for that year, then the Company can credit all advance minimum royalty payments made in previous years against 50% of the production royalty payable for that year.

In the event that Gold Standard Royalty Corp. is paid a production royalty by the Company, the Company has the option to repurchase up to two points of the royalty payable on gold, silver, platinum or palladium, which would have the effect of thereafter permanently reducing the Lessor's production royalty on gold, silver, platinum or palladium from 4% to 2% of the Company's gross sales price for those minerals. The purchase price for each royalty "point" shall be according to the following schedule:
Royalty point	Purchase price
First 1%	$1,500,000
Second 1%	3,000,000
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
(f)   Staked claims -
(i)   Indian Creek -
The Company spent $27,952 on staking 88 claims comprising a contiguous claim group, named Indian Creek by the Company, located on the Independence-Eureka gold trend approximately five miles south of the Company's RC project.
6.     PROPERTY
Property consists of the cost of mineral property rights, as follows at December 31, 2007 and 2006:
	2007			2006
	Acquisition cost	Acquisition related legal fees	Total	Acquisition cost	Acquisition related legal fees	Total
CVN lease	$26,667	$12,312	$38,979	$13,333	$12,312	$25,645
RC lease	20,000	10,311	30,311	10,000	10,311	20,311
HC lease	20,000	10,311	30,311	10,000	10,311	20,311
Tempo lease	5,000	—	5,000	—	—	—
IC staked	10,000	17,952	27,952	—	—	—
Total	$81,667	$50,886	$132,553	$33,333	$32,934	$66,267

7.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities include the following at December 31, 2007 and 2006:
	2007	2006
Accounts payable-
Accrued legal fees	$262,868	$11,289
Accrued audit and other fees	35,000	15,000
Accrued consulting and accounting fees	24,898	17,600
Accrued withholding taxes on interest paid to foreign note holders (see Note 4(f))	15,000	—
Accrued exploration and field employee costs	7,487	93,906
Accrued wages and employee deductions	2,180	5,506
Accrued office expenses	751	15,350
Total	$348,184	$158,651

Accounts payable to related parties-
Accrued consulting and accounting fees (Note 9)	$18,096	$—
Accrued legal costs - related parties (Note 9)	30,408	50,253
Accrued exploration costs – related parties (Note 9)	30,000	—
Total	$78,504	$50,253
8.     INCOME TAXES
The components of the Company's deferred tax asset are as follows at December 31, 2007 and 2006:
	2007	2006
Net operating loss carry-forward	$723,000	$209,000
Share-based payments	112,000	67,000
Exploration costs	51,000	18,000
Total deferred tax asset	886,000	294,000
Valuation allowance	(886,000)	(294,000)
Net deferred tax asset	$—	$—
The Company has recorded a valuation allowance sufficient to fully reserve the deferred tax asset as realization of the deferred tax asset is not reasonably assured because of the Company's loss since inception. Management evaluates the need for a valuation allowance periodically.
As of December 31, 2007, the Company had net operating loss carry-forwards of approximately $2,066,000 that may be used in future years to offset federal taxable income. Such carry-forwards begin expiring in 2026.

9.     RELATED PARTY TRANSACTIONS
During the period from inception (May 5, 2006) to December 31, 2006, the Company entered into an employment agreement with Mathewson. This agreement requires the Company to pay Mathewson a net smelter royalty ("NSR") of 1% for all prospects generated by him and which are acquired for staking by the Company, exclusive of the CVN, HC and RC properties described in Note 5. Mathewson is also granted a 1/2% NSR for all prospects he generates which are subsequently leased by the Company, as long as the lease carries a maximum NSR of 4% (including the 1/2%) and such lease does not adjoin claims from which he is otherwise entitled to receive NSRs. The Company may purchase such 1/2% NSR relating to leased prospects for $250,000.
During the year ended December 31, 2007, the Company incurred consulting fees and paid expenses of $82,521 and $54,626, respectively, to a firm of which a former director is a partner and to a consulting firm controlled by the same director. The Company paid $30,000 to this firm for consulting fees and expenses incurred during the period from inception (May 5, 2006) to December 31, 2006. This director subsequently resigned as part of the settlement referred to in Note 3.
During the year ended December 31, 2007, the Company paid operating expenses of $22,779 to a company of which a former director is a controlling partner. The cumulative expense paid to this company from inception (May 5, 2006) to December 31, 2007 is $22,779. For the period from inception (May 5, 2006) to December 31, 2006 the Company incurred $Nil in operating expenses to this company.
During the year ended December 31, 2007, the Company paid legal fees of $27,144 to a legal firm controlled by two directors. This entire amount has been charged to legal expense. For the period from inception (May 5, 2006) to December 31, 2006, the Company incurred legal expenses of $85,253 with this firm, of which $20,000 has been capitalized to mineral property rights, $17,500 has been charged to debt financing costs (see Note 4(f)), $25,000 has been charged to prepaid offering costs, and the remainder has been charged to legal expense.
In July 2007, three of the Company's directors and a former Company director advanced the Company a total of $30,000 for exploration costs (see Note 7). No terms of repayment have been set for these advances.
During the year ended December 31, 2007, the Company paid a company controlled by its Corporate Secretary $38,293 in consulting fees and general administration costs. For the same period the Company also paid a company controlled by the Corporate Secretary $30,786 in rent for the corporate head office. The amounts paid to the company controlled by the Corporate Secretary for the period from inception (May 5, 2006) to December 31, 2006 for consulting and rent were $Nil and $8,895, respectively.
During the year ended December 31, 2007, the Company paid a firm, of which the Chief Financial Officer is a principal, $12,728 in accounting fees. No amounts were paid to this firm for the period from inception (May 5, 2006) to December 31, 2006. During the year ended December 31, 2007, the Company paid another firm, of which the Chief Financial Officer is a managing partner, $35,934 in accounting fees. No amounts were paid to this firm for the period from inception (May 5, 2006) to December 31, 2006.

On December 10, 2007, the Company entered into an engagement agreement with Viewpoint Securities, LLC ("Viewpoint"), a broker-dealer, with which one of the Company's shareholders is affiliated. Under this agreement, the Company retained Viewpoint as an exclusive advisor to provide corporate finance and investment banking related advice. The Company agreed to pay Viewpoint a $25,000 retainer. The agreement with Viewpoint is in effect until December 31, 2010 and may be renewed thereafter. Under the terms of the agreement, during the term of the agreement and for a period of three years thereafter, the Company will pay Viewpoint a cash fee equal to 3.5% of the value of any strategic partnership, joint or collaborative venture, strategic alliance or similar transaction with persons or entities introduced to the Company by Viewpoint during the term of the agreement. During the term of the agreement and for a period of two years thereafter, for any investor identified by Viewpoint during the term of the agreement who participates in an equity financing, the Company will pay Viewpoint a 10% cash commission and issue Viewpoint warrants to purchase shares of common stock equal to 10% of the value of the equity purchased by such investor. During the term of the agreement and for a period of two years thereafter, the Company will also pay Viewpoint a commission, based upon gross proceeds raised, to the extent that they identify any investors during the term of the agreement who participate in debt offerings. The agreement with Viewpoint requires the Company to admit a representative of Viewpoint as a non-voting observer to meetings of the Company's Board of Directors and to copy Viewpoint on all actions taken by unanimous written consent in lieu of a meeting of the Board of Directors.
10.  CONCENTRATIONS OF CREDIT RISK
At December 31, 2007 and 2006, substantially all of the Company's cash is held in accounts within the US and Canada, respectively. The Company maintained bank balances that at times exceeded the Canadian Deposit Insurance Company insured limits. The insured limits are $100,000 CDN and $60,000 CDN as of December 31, 2007 and 2006, respectively. The Company has not experienced losses on such accounts, nor does the Company believe that there is significant risk of loss on such accounts.
As of December 31, 2007, all of the Company's mineral property rights were geographically concentrated in the State of Nevada.
11.  SUBSEQUENT EVENTS
During January 2008, the Company entered into two agreements to sell promissory notes with a value of $150,000.  No commissions or fees were paid in connection with this Regulation S private placement.  The notes are payable in one installment on the earlier of the closing of the Company's public offering or the first anniversary of the date of the note and bear 10% interest per annum.  In consideration of making these loans, the note-holders will also purchase a total of 30,000 shares of common stock, par value $0.000001 per share, at a price of $0.001 per share.  Subsequent to December 31, 2007, the Company has received $137,500 of the proceeds related to these promissory notes.
The Company received the outstanding $1,000 in subscriptions funds from the private placement completed on January 18, 2008 for total proceeds of $4,000 (see Note 4(b)).

In February 2008, the Company suspended payments of salaries to its Chief Executive Officer and Mathewson until the Company is able to secure additional financing.
12.  CONTINGENCIES
The Subscription Agreement for the private placement of 666,667 shares of common stock (see Note 4(b)) contains an anti-dilution provision under which, upon the effective date of the amended registration statement contemplated under Note 4 (a), the purchaser will be issued an additional estimated 509,804 shares of common stock (dependent on the share price of the public offering contemplated in Note 4(a)). Including these estimated additional shares of common stock expected to be issued as a result of these anti-dilution provisions, the purchaser will acquire a total of 1,176,471 shares of common stock in this private placement (corresponding to approximately $0.43 per share).
The subscription agreement for the private placement of 266,667 shares of common stock (see Note 4 (b)) contains an anti-dilution provision under which, subsequent to the filing of the amended registration statement contemplated under Note 4(a), the number of shares deemed purchased by this purchaser will be adjusted by an estimated additional 266,666 shares of common stock (dependent on the share price of the public offering contemplated in Note 4(a)) above the 266,667 shares of common stock purchased in this transaction. Including these estimated additional shares of common stock expected to be issued to this purchaser as a result of these anti-dilution provisions, the purchaser will acquire a total of 533,333 shares of common stock in this private placement (corresponding to approximately $0.38 per share).
Title searches have been conducted on the CVN, RC and HC properties. These searches have indicated that although the Company's title to the properties is defensible, there are potentially conflicting claims which may impair title to certain portions of the Company's claims. The Company is not insured against challenges, impairments or defects to its property title. The Company has not conducted a title survey on the Tempo property or the Indian Creek staked claims.

Item 8. Changes In and Disagreements With Accountants and Financial Disclosure
None.
Item 8A. Controls and Procedures
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
The Company has evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end year covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. During its review management identified the following material weakness in our internal control over financial reporting:
Because of the size of the Company, there are inherent risks relating to lack of segregation of financial related functions. As a result, it is difficult for the Company to properly segregate responsibilities for approving, authorizing and reconciling transactions. The year-end audit identified adjustments to certain accounts due to such limitations, as well as certain expense misclassifications on the statement of loss.
During the audit for the year ended December 31, 2007, the Company filed a periodic report with the U.S. Securities and Exchange Commission (“SEC”) without prior review by its independent accountants. This review is required by the SEC. In addition, the Company did not properly disclose in this filing that the required independent review had not been performed.
We have concluded that these control deficiencies, in aggregate, constitute a material weakness.
Management, in consultation with its outside auditors, is currently reviewing the appropriate and necessary procedures to eliminate these deficiencies and anticipates implementing such procedures, to the extent doing so is practical and reasonable given the Company’s small size and its limited resources, in the near future.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 8B. Other Information
None.
PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
Directors and Executive Officers
Each of our Directors is elected by the stockholders for a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the Board of Directors and serves at its pleasure. Executive Officers are chosen by the Board of Directors and serve at its pleasure, with the exception of John M. Pritchard and David Mathewson, who have contracts of employment which are discussed in the section of this report captioned “Executive Compensation”.
Name	Age	Position	Date Named to Board of Directors
John M. Pritchard	45	Chief Executive Officer and Director	October 2, 2006
David Mathewson	63	President ,Chief Geologist and Director	October 2, 2006
Michael Berns[1]	57	Executive Chairman of the Board of Directors	May 6, 2006
Ernest M. Cleave	37	Treasurer, Chief Financial Officer and Controller	n/a
Christina Wilton	32	Secretary	n/a
James Berns[2]	55	Director	May 6, 2006
Notes:
1 Mr. Michael Berns served as our President from May 8, 2006 through August 1, 2006.
2 Mr. James Berns served as our Secretary from May 8, 2006 through October 27, 2006.
* * *

The principal occupation and business experience during the past five years for each of our current officers and directors is as follows:
John M. Pritchard, Chief Executive Officer and Director. Mr. Pritchard has been our Chief Executive Officer since September 16, 2006. Between September 2005 and September 2006, Mr. Pritchard was President of Capital Associates, a closely held Canadian investment and holding company. Between August 2004 and September 2005, he was Executive Vice President of Corporate Development at Athlone Bancorp, a Canadian company, where his responsibilities included the development and marketing of investment products and overseeing corporate acquisitions. Between October 2001 and August 2004, Mr. Pritchard was Executive Vice President of National Sales and Marketing at Augen Capital Corp., a Canadian corporation, where his responsibilities included the sale and marketing of flow-through limited partnerships.
David Mathewson, President, Chief Geologist and Director. Mr. Matheson has been our President and Chief Geologist since August 1, 2006. Mr. Mathewson has almost twenty years of hands-on gold exploration experience in the Carlin gold trend. Between June 2002 and June 2006, Mr. Matheson was the Vice President of Exploration for Tone Resources, Ltd., a Canadian corporation, where he managed that company's gold exploration program (Mr. Mathewson remained a Director of Tone Resources until his resignation on March 23, 2007). Between May 2001 and June 2002, Mr. Mathewson staked claims and evaluated business opportunities both as an individual and through his 50%-owned company, KM Exploration, Ltd. Between January 1995 and May 2001, he was the Regional Manager of Exploration for Newmont Mining Company, where he was responsible for managing that company's exploration activities in the Great Basin and Carlin gold trends. Prior to that, he was engaged as Newmont Mining Company's Senior Exploration Geologist from April 1989 through December 1995.
Michael Berns, Executive Chairman of the Board of Directors. Mr. Berns has been involved with us since we started. Since 1981, he has been a partner at the law firm of Berns & Berns, New York, New York, where his practice is in corporate and securities law. Since May 2004, Mr. Berns has also been a director of Golden Odyssey Mining Inc., a gold exploration company. Mr. Berns is also Golden Odyssey Mining's Chairman of the Board of Directors and the Chairman of its Audit Committee. Mr. Berns intends to continue in those capacities for the foreseeable future.
Ernest M. Cleave, Treasurer, Chief Financial Officer and Controller. Mr. Cleave has been our Treasurer since September 24, 2007. Mr. Cleave has been our Chief Financial Officer on a part-time basis (twenty hours per month) since November 9, 2006. Mr. Cleave is concurrently the principal of Ambrose Corporation, a financial advisory firm in Toronto, Canada, which is the successor to Lannick Consulting. Since January 2006, Mr. Cleave has been the Chief Financial Officer of Grandview Gold Inc., an Ontario corporation, where he is responsible for that company's financial reporting oversight and internal compliance and control. Mr. Cleave intends to continue in his capacity as Chief Financial Officer for Grandview Gold for the foreseeable future, in addition to his responsibilities for our company. Between December 2001 and August 2005, Mr. Cleave was the Director of Corporate Planning and Treasurer of Goldcorp Inc., a Canadian gold mining company, where he was responsible for internal auditing, corporate planning, forecasting, budgeting and financial analysis.
Christina Wilton, Secretary. Ms. Wilton has been our Secretary on a part-time basis (fifteen hours per month) since September 24, 2007. Since October 2005, Ms. Wilton has been the Secretary of Asia Now Resources Corp., a Canadian mineral exploration company with operations in China. Since May 2003, Ms. Wilton has been the principal of CHRISTINET Consulting Inc., a Canadian firm providing corporate governance and back-office administrative support to startup companies. Between 2001 and May 2003, Ms. Wilton was Executive Assistant to the President of Platinum Group Metals Ltd., a Canadian mineral exploration company with operations in South Africa and Ontario, Canada.
James Berns, Director. Mr. James Berns has been involved with us since we started. Since 1981, he has been a partner at the law firm of Berns & Berns, New York, New York, where his practice is in corporate and securities law.

Significant Employees
Our only significant employee who is not an executive officer but who is expected to make a significant contribution to our business is Brion Theriault, a senior field geologist. Mr. Theriault started working for us on September 16, 2006. From June 2003 through September 2006, Mr. Theriault was a Senior Mine Geologist for Queenstake Resources USA, Inc., Denver, Colorado, where he was responsible for planning and managing that company's drilling program. Between December 2000 and June 2003, Mr. Theriault was a Mine Geologist for Anglogold Jerritt Canyon Corp., Elko, Nevada, where he was responsible for planning and supervising that company's drilling program.
Our only employees other than Mr. Theriault are (i) our President and Chief Geologist, David Mathewson, and (ii) our Chief Executive Officer, Mr. John M. Pritchard. Our Treasurer, Chief Financial Officer and Controller, Ernest M. Cleave, works for us on a part-time, consulting basis (twenty hours per month), as does our Secretary, Christina Wilton (fifteen hours per month). We intend to hire independent geologists, engineers and excavation subcontractors on an as-needed basis. We have not entered into any negotiations or contracts with any of them. We do not intend to initiate negotiations or hire any additional personnel until we complete our initial public offering.
Family Relationships
James Berns (Director) and Michael Berns (Executive Chairman of the Board of Directors) are brothers.
Involvement in Certain Legal Proceedings
During the past five years, none of our officers or directors has been:
•      a general partner or executive officer of any business against which any bankruptcy petition was filed, whether at the time of the bankruptcy or two years prior to that time;
•      convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•      subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or
•      found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.
Committees
We have no Board of Directors' committees at this time.
Audit Committee Financial Expert
We have no separate audit committee at this time. The entire Board of Directors shall oversee our audits and auditing procedures.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our employees, directors and officers (including our principal executive officer, principal financial officer, controller, or persons performing similar functions). A copy of our Code of Business Conduct and Ethics has been filed with the SEC and will be posted on our website, located at http://www.goldruninc.com. We shall provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Any such request must be made by mail to our executive offices, located at the address set forth on the cover of this report.

Corporate Governance
There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors. We have no separate audit committee at this time. The entire Board of Directors is responsible for overseeing our audits and auditing procedures.
Item 10. Executive Compensation
Currently, our only paid directors or executive officers are (i) our President, Chief Geologist and a Director, David Mathewson, (ii) our Chief Executive Officer and a Director, John M. Pritchard, and (iii) our Treasurer, Chief Financial Officer and Controller, Ernest M. Cleave. Our only other current paid employee is Brion Theriault. In the past, we had also paid our former Treasurer and Director, Trevor Michael. We were incorporated on May 5, 2006. Mr. Mathewson started working for us on August 1, 2006. Mr. Pritchard and Mr. Theriault started working for us on September 16, 2006. Mr. Cleave started consulting for us on November 9, 2006. Our fiscal year ends on December 31 of each year.
Summary Compensation Table
The following table and notes sets forth Messrs. Mathewson, Pritchard, Cleave and Michael's compensation for the last two fiscal years. The remuneration described in this table does not include the costs of reimbursed expenses furnished to Messrs. Mathewson, Pritchard or Cleave. None of these persons received any compensation other than what is set forth below. The salary amounts for the named officers were determined by the Board of Directors in its sole discretion, based upon its experience in the industry, its understanding of salaries for these positions paid by similarly situated junior mineral exploration companies, such as Grandview Gold, Inc., and Golden Odyssey Mining, Inc., among others, and, in the case of David Mathewson his reputation as a geologist.
Columns (d), (e), (g) and (h) have been omitted from the table below because there was no compensation awarded to, earned by, or paid to any of the named executive officers or directors required to be reported in any fiscal year covered by this table.
All figures are rounded to the nearest dollar.
Name and Principal Position	Year	Salary ($)[1]	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(f)	(i)	(j)
John M. Pritchard Chief Executive Officer and Director (PEO)	2007	$150,000[2]	$128,823[3]	$-0-	$278,823[2]
	2006	$150,000[2]	$162,514[4]	$-0-	$312,514[2]
David Mathewson President, Director and Chief Geologist	2007	$120,000	$-0-	$-0-[5]	$120,000
	2006	$120,000	$-0-	$-0-[5]	$120,000
Ernest J. Cleave Treasurer, Chief Financial Officer and Controller	2007	$39,000[2,6]	$-0-	$-0-	$39,000[2,6]
	2006	$37,500[2,6]	$-0-	$-0-	$37,500[2,6]
Trevor Michael former Treasurer and former Director	2007	$-0-	$-0-	$92,497[2,7]	$92,497[2,7]
	2006	$-0-	$-0-	$20,000[2,7]	$20,000[2,7]

Notes:
1 For purposes of this table, 2006 salaries are listed at their full annual rate and are counted at their full annual rate in calculating total compensation, notwithstanding that we were in existence for only part of fiscal year 2006.
2 All or a portion of this person's compensation is paid in Canadian Dollars. Figures in U.S. Dollars are based upon an exchange rate of CAD $1 = US $1.00, as of January 31, 2008.
3 The value of Mr. Pritchard's option award for fiscal year 2007 is the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R and was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of three years. A narrative description of Mr. Pritchard's option award follows the tables in this section.
4 The value of Mr. Pritchard's option award for fiscal year 2006 is the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R and was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of three years. For more information regarding the valuation of Mr. Pritchard's option award and its underlying assumptions, please refer to Note 7(c) of our financial statements, located in the section captioned "Financial Statements". A narrative description of Mr. Pritchard's option award follows the tables in this section.
5 In the event that we pay a net smelter return royalty to KM Exploration, Ltd., between one-third and one-half of 1% of any such royalty must be paid directly to Mr. Mathewson under the terms of our property leases, depending upon the specific lease agreement. Although Mr. Mathewson has disclaimed his right to receive any portion of the lease payments to KM Exploration under our current property leases, he has retained his residual interest in this portion of KM Exploration's net smelter return royalties, which are payable only after the recovery of any commercial mineral deposits on our properties.
6 Mr. Cleave was paid a monthly retainer of CAD $3,125 (U.S. $3,125 at an exchange rate of CAD $1 = US $1.00 as of January 31, 2008) through August 2007 for serving as our Chief Financial Officer and Controller. His monthly retainer was increased to CAD $4,000 as of September 15, 2007 (equivalent to U.S. $4,000 at an exchange rate of CAD $1 = US $1.00 as of January 31, 2008) to compensate him for assuming additional responsibilities as our Treasurer.
7 Mr. Michael was paid CAD $20,000 for consulting services relating to raising capital and investment banking advice in 2006. An additional payment of CAD $10,000 for further consulting services was made in January 2007. On February 12, 2007, we entered into a consulting agreement with 2120315 Ontario Inc., an Ontario corporation wholly-owned by Mr. Michael, for consulting services on a month-to-month basis effective February 1, 2007 for a fee of CAD $10,000 per month. Prior to the termination of our agreement with 2120315 Ontario Inc., we paid that company a total of CAD $82,521.42 under the terms of our agreement (equivalent to U.S. $82,521.42 at an exchange rate of CAD $1 = U.S. $1.00 as of January 31, 2008). This agreement is discussed in greater detail in the section captioned "Certain Relationships and Related Transactions, and Director Independence". Even though these payments are not compensation for Mr. Michael's service as our Treasurer, we have nevertheless included them in the summary compensation table in order to give a more complete picture of all payments that we have made to our executive officers. Mr. Michael and 2120315 Ontario, Inc. renounced all affiliations with us, including the consulting agreement referenced in this paragraph, upon the settlement of our lawsuit against them as described in the section of this report captioned "Legal Proceedings."
* * *
Outstanding Equity Awards at 2007 Fiscal Year-End
			Option Awards
Name	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
John M. Pritchard Chief Executive Officer and Director (PEO)	817,260	-0-	682,740	$.25/$.50[1]	9/14/2011
Note:
1 The option exercise price for the first 500,000 shares is $.25 per share. The option exercise price for the remaining shares is $.50 per share.

No Equity Incentive Plans
We have never had any equity incentive plans in place for officers, directors or employees. We did not grant any stock options or shares of stock to any officers, directors or employees through the date of this report other than to John M. Pritchard, which was a one-time grant not made pursuant to any plan and is discussed below. We did not grant any other equity incentive awards to any officers, directors or employees during the fiscal year ending December 31, 2007.
Option Award to John M. Pritchard
We are party to a stock option agreement dated September 15, 2006 with John M. Pritchard, our Chief Executive Officer and a Director. In consideration of his entering into an employment agreement with us, we granted Mr. Pritchard an option to purchase 1,500,000 shares of our Common Stock at an exercise price of $.25 per share for the first 500,000 shares and an exercise price of $.50 per share for the remaining 1,000,000 shares. This option expires on September 14, 2011. His option with respect to 300,000 shares vested and became exercisable upon the execution of his option agreement. With respect to the remaining 1,200,000 shares in Mr. Pritchard's option, 1,095.89 shares thereafter vest and become exercisable daily so long as he remains our employee. All 1,500,000 shares of Mr. Pritchard's option shall become vested and exercisable if he remains our employee through September 14, 2009. As of December 31, 2007, a total of 817,260 shares of his option had become vested and exercisable. The terms of this agreement were negotiated between Mr. Pritchard and our Board of Directors.
Compensation for Service as a Director
At this time, Directors are not paid a fee or are in any way compensated for attending Board meetings. Directors' reasonable expenses incurred in attending Board meetings will be reimbursed, subject to substantiation and approval.
Employment Agreements
•      Employment Agreement with John M. Pritchard
We are party to an employment agreement dated September 15, 2006 with John M. Pritchard, our Chief Executive Officer. Under the terms of this agreement, Mr. Pritchard will serve full time as our Chief Executive Officer for a term of three years commencing on September 15, 2006. In exchange for Mr. Pritchard's services, we will pay him an annual salary of CAD $150,000 (equivalent to US $150,000 based on an exchange rate of CAD $1 = US $1.00, as of January 31, 2008.). He will also receive four weeks of paid vacation and be eligible to participate in our benefit plans, to the extent that we have any. Mr. Pritchard was also issued an option to purchase 1,500,000 shares of Common Stock in consideration of his starting employment with us, under terms and conditions discussed elsewhere in this report. If Mr. Pritchard is terminated without cause, he will be entitled to receive a lump-sum payment of CAD $125,000 (equivalent to US $125,000 at the foregoing exchange rate).
•      Employment Agreement with David Mathewson
We are party to an employment agreement dated November 20, 2006 and effective retroactively to August 1, 2006 with David Mathewson, our President and Chief Geologist. This agreement expires on July 31, 2009 or upon our uncured failure to provide $6,000,000 to fund exploration activities. Our funding obligation will be deemed satisfied upon the earlier of i) the date upon which the cumulative sum of $6,000,000 has been expended on exploration costs, or ii) the date upon which funds in the amount of $6,000,000 (less the amount of exploration costs previously expended) is set aside and reserved to pay for exploration costs, provided that we have also set aside funds to pay for general and administrative expenses in an amount equal to 50% of the funds set aside to pay for exploration costs. Under the terms of Mr. Mathewson's employment agreement, his duties include, without limitation: (i) generating potential property acquisitions; (ii) developing, implementing and managing all exploration activities; (iii) recruiting all necessary personnel, consultants and contractors; (iv) preparing and submitting periodic reports to our Board of Directors regarding potential acquisitions, divestments, exploration programs, strategic investments, or agreements; (v) preparing various technical materials, reports and summaries which may be required under law or as otherwise deemed necessary by our Board of Directors to facilitate the financing of the company or for other reasons, and (vi) travel as may be necessary to fulfill his duties. Mr. Mathewson is permitted to devote not more than twenty-five (25) days per calendar year to consulting activities approved by the Board of Directors and which do not compete with our business. Mr. Mathewson is to be paid an annual salary of $120,000 and reimbursed for reasonable and customary expenses. Shortly after we were formed, Mr. Mathewson purchased 7,500,000 shares of Common Stock from us for a purchase price of $750.

•      Employment Agreement with Brion Theriault
We are party to an employment agreement dated as of September 15, 2006 with Mr. Brion Theriault, our Senior Field Geologist. Mr. Theriault agreed to work for us for three years starting on September 15, 2006, for a salary of $96,000 per year. Mr. Theriault reports to our President, David Mathewson, and performs such duties as are consistent with a senior exploration geologist for a junior exploration company. We will reimburse Mr. Theriault for reasonable and customary expenses he incurs in performing his duties. Mr. Theriault's compensation was not listed in the summary compensation table because he is not one of our executive officers.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables sets forth certain information regarding the shares of our Common Stock that are beneficially owned by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock, (ii) by each of our directors and officers, and (iii) by all of our directors and officers in the aggregate. Our only class of voting securities is the Common Stock. To the best of our knowledge, each of the persons named in the table has sole voting and investment power with respect to the shares of Common Stock beneficially owned by him. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement.
There are no securities, options or warrants exercisable within sixty days, and which if exercised, would result in the holder becoming the beneficial owner of 5% or more of our Common Stock. However, certain of our shareholders who are already beneficial owners of 5% or more of our Common Stock hold warrants, which, if exercised, would increase their share ownership. The table below shows such persons' share ownership as if such warrants were exercised.
Stock Ownership Table
The Table below reflects the percentage of class ownership of our officers, directors, significant employees and persons owning more than 5% of our outstanding Common Stock. The table lists these persons' percentage ownership as of December 15, 2007, based upon 32,319,517 shares of Common Stock being deemed issued and outstanding. This number consists of 27,155,134 shares of Common Stock actually being outstanding as of December 31, 2007, plus 3,300,000 shares of Common Stock into which our outstanding warrants were immediately exercisable, plus 864,383 shares of Common Stock into which our outstanding stock options are exercisable 60 days following the end of our 2007 fiscal year, which for purposes of this paragraph is assumed to be December 15, 2007. This date was chosen for ease of calculation, because our outstanding stock options began vesting on September 15, 2006. Making these calculations as of December 31, 2007 would not materially change this table.
Title of Class: Common Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percentage of Class Immediately Prior to the Effective Date[2]
Michael Berns 126 Elk Avenue New Rochelle, NY 10804	6,133,333[3]	18.96%
David Mathewson 1265 Mesa Drive Fernley, NV 89408	7,650,000[4]	23.65%
James Berns 37 Orchard Hill Road Westport, CT 06880	3,066,667[5]	9.48%
Brion Theriault[6] 972 Blue Jay Drive Spring Creek, NV 89815	1,500,000	4.64%
John M. Pritchard A3-142 Pears Avenue Toronto, ON, Canada M5R 1T2	864,383[7]	2.67%
All directors and officers in the aggregate	17,714,383	54.76%

Notes:
1 All named parties have, to our knowledge, sole investment and voting control of the shares set forth in this table.
2 Percentages are rounded.
3 Includes 1,100,000 shares of Common Stock which Mr. Michael Berns will acquire upon the exercise of his warrants, which are immediately exercisable.
4 Includes 1,650,000 shares of Common Stock which Mr. Mathewson will acquire upon the exercise of his warrants, which are immediately exercisable. Mr. Mathewson acquired his warrants from Mr. James Berns and Mr. Michael Berns in a private transaction.
5 Includes 555,000 shares of Common Stock which Mr. James Berns will acquire upon the exercise of his warrants, which are immediately exercisable.
6 Mr. Theriault is our Senior Field Geologist. He is a key employee but is not an officer or director. His shares are not included in the total group shareholdings of our officers and directors.
7 Consists entirely of shares which Mr. Pritchard will acquire upon the exercise of his vested stock options if he exercises them within 60 days following December 15, 2007. This date was chosen for ease of calculation, because our outstanding stock options began vesting on September 15, 2006. Making these calculations as of December 31, 2007 would not materially change this table. Mr. Pritchard received an option to purchase 1,500,000 shares of our Common Stock on September 15, 2006. Mr. Pritchard's option vested with respect to 300,000 shares on September 15, 2006. Thereafter, Mr. Pritchard's option vests at a rate of an additional 1,095.89 shares per day. Mr. Pritchard's option to purchase 1,500,000 shares of Common Stock will be completely vested and fully exercisable on September 14, 2009.
Equity Compensation Plans
We do not have any equity compensation plans.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
Our founders (also deemed "promoters" under the Securities Act) are Trevor Michael, James Berns, Michael Berns, D. Richard Brown and his wife Tamara Brown. James Berns and Michael Berns are also members of our Board of Directors. The table below sets forth the nature and amount of anything of value received by each of the founders from us, and what we received from them as payment in return. Each of our founders purchased shares of Common Stock and units. As sold to our founders, each unit consisted of one share of Common Stock, and a warrant to purchase one share of Common Stock for $1.00, expiring on May 8, 2009. On November 7, 2007, our Board of Directors changed the term of our warrants so that they are exercisable for $0.55 which is 10% above the public offering price per share attributed to the units being offered, and expire on the fifth (5th) anniversary of the date that our Common Stock commences trading in the United States. To date, none of the warrants have been exercised. The following table does not reflect the settlement of our lawsuit against, among others, Messrs. Brown and Michael and Ms. Brown, disclosed elsewhere in this report under the caption "Legal Proceedings", which resulted in Messrs. Brown and Michael and Ms. Brown surrendering to us 100% of the warrants comprising their units and 90% of the shares of Common Stock purchased by them, which includes both the shares of Common Stock purchased by them outright and the shares of Common Stock comprising their units. As of the date of this report, Messers. Brown, Michael and Ms. Brown collectively own an aggregate of 1,435,000 shares of Common Stock. As of the date of this report, none of our warrants are owned by Messrs. Brown and Michael or by Ms. Brown. The following table does not reflect the voluntary surrender by Mr. James Berns and Mr. Michael Berns of an aggregate of 2,000,000 shares of Common Stock to our treasury, or of the private transfer to Mr. David Mathewson, our President and Chief Geologist, of warrants to purchase an aggregate of 1,650,000 shares of Common Stock by Mr. James Berns and Mr. Michael Berns in consideration of an aggregate of $2.

Name	Number of Units sold to Founder	Amount Paid for Units	Number of Shares of Common Stock sold to Founder	Amount Paid for Shares of Common Stock
Trevor Michael	3,300,000	$330	3,125,000	$312.50
D. Richard Brown	1,000,000	$100	1,125,000	$112.50
Tamara Brown	2,300,000	$230	2,000,000	$200
James Berns	1,100,000	$110	2,083,334	$207
Michael Berns	2,200,000	$220	4,166,666	$418
Total:	9,900,000	$990	12,500,000	$1,250
The price for each unit sold to the founders was $.0001. The price per share of Common Stock sold to the founders was also $.0001. These prices were arbitrarily determined by the founders.
Corporate Governance and Director Independence
Our Board of Directors does not have audit, compensation, nominating or any other committees. We do not have any explicit procedures regarding the consideration of auditing, compensation or nomination matters. The Board of Directors believes that it is appropriate not to have such committees or procedures because we are a new company with limited operations and no immediate prospects for becoming listed on the NASDAQ or any stock exchange. We anticipate that we will change the composition and structure of our Board of Directors and develop specific procedures in the future in order to comply with NASDAQ or exchange rules regarding listed companies when and if we commence the process of becoming a listed company. At this time, all of the members of the Board of Directors participate in the consideration of director nominees, auditing matters and compensation matters.
At this time, none of our Directors are independent under the independence standards for directors who are members of audit committees set forth in NASDAQ Rules 4200(a)(15) and 4200(d)(2)(A) because all of our Directors are either current executive officers or employees, family members of persons who were our executive officers within the past three years, or because they have participated in the preparation of our financial statements. At this time, the sole member of our Board of Directors who may be deemed to qualify as audit committee financial expert is John Pritchard.
In the last full fiscal year, we have had a total of three meetings of the Board of Directors and have primarily acted through actions by unanimous written consent. All of our Directors attended our meetings. At this time, we do not have a policy regarding board members' attendance at annual meetings of security holders.
Interested Party Transactions Involving David Mathewson
Three of our properties are leased from KM Exploration, Ltd., a Nevada limited liability company in which our President, Chief Geologist and Director, David Mathewson, has a 50% ownership interest. See "Description of Property" for a summary of the lease terms.
We are party to a Funding Obligation Agreement with Mr. Mathewson dated December 13, 2007. This Funding Obligation Agreement replaced and superseded an Amended and Restated Agreement with Mr. Mathewson dated November 20, 2006 and effective May 9, 2006, as amended by a letter agreement dated June 22, 2007. It was necessary to enter into the Amended and Restated Agreement to as a result of our default in fulfilling the terms of our funding obligation to him. All of our current mineral prospects have been generated by Mr. Mathewson. This agreement was amended to adjust our exploration program funding obligations to a schedule that we anticipated would be easier for us to meet. We were nevertheless unable to comply with the adjusted exploration program funding obligations, and on September 15, 2007, we received a notice of default from Mr. Mathewson. In order to cure the notice of default, we commenced the litigation described in the section captioned "Legal Proceedings", restructured our capital structure to that described in this report, and entered into the Funding Obligation Agreement that is currently in effect.

Pursuant to our agreement with Mr. Mathewson, he purchased 7,500,000 shares of Common Stock for $750, or $.0001 per share. The price per share that was paid by Mr. Mathewson was one-tenth of the price per share that was paid by unaffiliated purchasers of our Common Stock, depending upon the specific transaction. Please see the section captioned "Recent Sales of Unregistered Securities" for the details of our transactions with unaffiliated purchasers. Our agreement with Mr. Mathewson allows him to acquire additional shares of Common Stock at a price of $.0001 per share, the same price which he paid for his 7,500,000 shares of Common Stock, to guarantee that his holdings will represent 15% of our outstanding Common Stock as of March 31, 2010 or such earlier date that we comply with our $6,000,000 contractual obligation to fund our exploration costs. Our funding obligation will be deemed satisfied upon the earlier of i) the date upon which the cumulative sum of $6,000,000 has been expended on exploration costs, or ii) the date upon which funds in the amount of $6,000,000 (less the amount of exploration costs previously expended) is set aside and reserved to pay for exploration costs, provided that we have also set aside funds to pay for general and administrative expenses in an amount equal to 50% of the funds set aside to pay for exploration costs. In the event that Mr. Mathewson's holdings represent more than 15% of our outstanding stock at that time, we will cancel that number of Mr. Mathewson's shares of Common Stock necessary to reduce his holdings to 15% of our outstanding Common Stock.
For purposes of calculating Mr. Mathewson's percentage ownership: (i) he shall be deemed to own 7,500,000 shares of Common Stock as of the time of such calculation, which includes the 1,500,000 shares that he sold to Mr. Brion Theriault, our Senior Field Geologist and (ii) any shares which we shall have issued in connection with the acquisition of either mineral interests or entities which own rights to mineral interests will be excluded from the number of our outstanding shares of Common Stock as of the time of such calculation.
Under the terms of our agreement with Mr. Mathewson, exploration costs includes the costs of staking, mapping, chip sampling, geochemical sampling, assay costs, consulting fees and expenses, costs of drilling and related activities and a pro-rated share of salaries of geologists and other professionals related to our exploration activities. Specifically excluded from the definition of exploration costs are lease payments and government and regulatory fees and costs. The $6,000,000 for our exploration costs is to be made available on or before the following dates:
Date	Funds To Be Made Available
March 31, 2008[1]	$2,000,000
March 31, 2009	$2,000,000
March 31, 2010	$2,000,000
Total:	$6,000,000
Note:
1 On April 1, 2008, Mr. Mathewson extended the deadline for that financing tranche by 90 days. If we are unable to meet this extended deadline and Mr. Mathewson thereupon advises us that we are in default, we will then have an additional 90 days following such notice to cure such default. We anticipate that we will be able to meet this obligation without penalty if our pending public offering is declared effective by the Securities and Exchange Commission in a timely manner, without any further comments. In the event that we shall have insufficient capital to meet our exploration program funding obligations, we will be required to renegotiate our agreement with Mr. Mathewson or seek additional sources of financing. In the event that we fail to comply with our funding obligations and fail to cure our default, then we will lose our rights to our leased properties, without further recourse.
* * *

Mr. Mathewson is also party to a stock assignment agreement effective September 16, 2006 with Brion Theriault, under which Mr. Mathewson agreed to sell and transfer to Mr. Theriault 1,500,000 shares of his Common Stock for an aggregate price of $150. We consented to this agreement, to which we are not a party, which was made by Mr. Mathewson to induce Mr. Theriault to work for us. The terms of this agreement were negotiated between Mr. Mathewson and Mr. Theriault. Under the terms of this agreement, Mr. Mathewson may repurchase a pro-rated portion of the shares of Common Stock that he is selling to Mr. Theriault in the event that Mr. Theriault ceases working for us prior to September 16, 2009. Mr. Theriault is at all times required to maintain ownership of a number of shares of Common Stock sufficient to satisfy Mr. Mathewson's repurchase rights. We will succeed to Mr. Mathewson's repurchase rights in the event that Mr. Mathewson ceases to be an employee either before or at the same time as Mr. Theriault. The shares of Common Stock purchased by Mr. Theriault were not permitted to be resold for one year after Mr. Theriault's purchase; thereafter, he is permitted resell up to 5% of his holdings every six months until two years after his purchase. Thereafter, Mr. Theriault may freely dispose of his shares of Common Stock in accordance with the securities laws.
* * *
On December 4, 2007, Mr. James Berns, a director, and Mr. Michael Berns, our Executive Chairman of the Board of Directors, transferred to Mr. Mathewson warrants to purchase an aggregate of 1,650,000 shares of Common Stock for $1.00 per share, expiring on May 8, 2009. On December 7, 2007, our Board of Directors changed the terms of these and all outstanding warrants so that their new exercise price is ten percent (10%) over the initial public offering price per share, expiring on the fifth (5th) anniversary of the date that our Common Stock commences trading in the United States. To date, none of these warrants have been exercised.
Interested Party Transactions Involving our Founders
On May 8, 2006, an aggregate of 12,500,000 shares of Common Stock and an aggregate of 9,900,000 units were purchased by our founders: Michael Berns, Director; James Berns, Director; Trevor Michael, D. Richard Brown and Tamara Brown, who is Mr. Brown's wife. Each unit consisted of one share of Common Stock plus a warrant to purchase one share of Common Stock for $1.00 per share starting immediately and expiring on May 8, 2009. Each unit and each share of Common Stock was sold to these persons at the price of $.0001 per unit or share of Common Stock. Our aggregate proceeds from these transactions were $2,240. Starting on May 8, 2006, we sold an aggregate of 9,550,000 shares of Common Stock to thirteen seed investors at a price of $.001 per share. Our aggregate proceeds from the sale to seed investors were $9,550. Accordingly, the price per share paid by the seed investors was ten times the price per share paid by our founders. The terms of both the founder and seed investor transactions were arbitrarily determined by our Board of Directors. Seven of the thirteen seed investors who purchased shares of our Common Stock were affiliated with Osprey Capital Partners. These affiliations are discussed in more detail under the subsection captioned "Interested Party Transactions Involving Osprey Capital Partners." As the result of the settlement of our lawsuit described elsewhere in this report under the caption "Legal Proceedings", Messrs. Brown, Michael and Ms. Brown surrendered an aggregate of 12,915,000 shares of Common Stock to us, which includes 5,625,000 shares of Common Stock which they had purchased outright and 7,290,000 shares of Common Stock as part of the units which they had purchased. This constitutes 90% of the shares of Common Stock formerly held by Messrs. Brown and Michael and by Ms. Brown. Messers Brown, Michael and Ms. Brown also surrendered to us an aggregate of 6,600,000 warrants, which constitutes 100% of warrants that were held by them, after which the only founders holding warrants were Mr. James Berns and Mr. Michael Berns. On December 7, 2007, our Board of Directors changed the terms of our outstanding warrants so that their new exercise price is ten percent (10%) over the initial public offering price per share and their new expiration date is the fifth (5th) anniversary of the date that our Common Stock commences trading in the United States. As of December 7, 2007, our Board of Directors voted to impose resale restrictions on the shares of Common Stock still held by our founders to prohibit the resale of these shares of Common Stock as may be prescribed by the Board of Directors up to a maximum of two (2) years following the date that our Common Stock commences trading in the United States. This supersedes a Founders Agreement dated October 5, 2006 and, as applicable to the founders, a Seed Investor Agreement which, respectively, imposed resale restrictions on the founders expiring on May 9, 2009 and September 1, 2009.

Interested Party Transactions Involving Mr. John M. Pritchard
We are party to a stock option agreement dated September 15, 2006 with John M. Pritchard, our Chief Executive Officer and a Director. In consideration of his entering into an employment agreement with us, we granted Mr. Pritchard an option to purchase 1,500,000 shares of our Common Stock at an exercise price of $.25 per share for the first 500,000 shares and an exercise price of $.50 per share for the remaining 1,000,000 shares. This option expires on September 14, 2011. His option with respect to 300,000 shares vested and became exercisable upon the execution of his option agreement. With respect to the remaining 1,200,000 shares in Mr. Pritchard's option, 1,095.89 shares thereafter vest and become exercisable daily so long as he remains our employee. All 1,500,000 shares of Mr. Pritchard's option shall become vested and exercisable if he remains our employee through September 14, 2009. As of December 15, 2007, a total of 798,630 shares of his option had become vested and exercisable. This date was chosen for ease of calculation, because our outstanding stock options began vesting on September 15, 2006. Making these calculations as of December 31, 2007 would not materially change the foregoing. The terms of this agreement were negotiated between Mr. Pritchard and our Board of Directors. The terms of Mr. Pritchard's stock option agreement are not equivalent to the terms of our only other stock option grant, in which we granted an unaffiliated consultant in Canada an option to purchase 100,000 shares of our Common Stock at a price of CAD $.50 per share, expiring on October 30, 2008, in exchange for general consulting on financial matters, such as introducing prospective foreign investors, recommendations on capital structure and capital markets and liaising with the Canadian financial community. Mr. Pritchard's employment agreement is discussed elsewhere in this report.
Interested Party Transactions Involving Osprey Capital Partners
We previously retained Osprey Capital Partners, Toronto, Canada, as an investment banking and capital markets consultant. Trevor Michael and D. Richard Brown, formerly our officers and directors, are respectively non-equity and equity partners at Osprey Capital Partners. Mr. Brown is also a beneficial owner of half of Osprey Capital Partners' equity. We paid Osprey Capital Partners a total of $30,000 for services rendered. We have not had any similar arrangements with unaffiliated parties. We do not anticipate having future business dealings with Osprey Capital Partners. Seven of the thirteen individual seed investors who participated in our private placement of 9,550,000 shares of Common Stock which closed on May 10, 2006 are affiliated with Osprey Capital Partners. Six of the seed investors are partners at Osprey Capital Partners, and one of the seed investors is employed as an associate. These seven seed investors affiliated with Osprey Capital Partners collectively purchased an aggregate of 3,000,000 shares of Common Stock. All of these seed investors were subject to the Seed Investor Agreement dated October 5, 2006, which imposed certain resale restrictions on them. Under the terms of this agreement, none of the shares owned by the seed investors who are subject to the Seed Investor Agreement were to be sold until June 1, 2007. During each three month calendar period thereafter through September 1, 2009, the seed investors may each sell 1% of their share holdings. After September 1, 2009, their remaining shares may be freely sold in accordance with applicable securities laws. As the result of the settlement of our lawsuit described elsewhere in this report under the caption "Legal Proceedings", ten of the seed investors returned to us an aggregate of 6,140,000 shares of Common Stock which they had purchased in this private placement. As a condition to settlement of this litigation, the seed investors who were parties to the litigation were compelled to agree to resale restrictions prohibiting the resale of their shares of Common Stock until the six (6) month anniversary of the date that our Common Stock commences trading in the United States, which may be extended by the Board of Directors in its discretion for up to two (2) years following the date that our Common Stock commences trading in the United States.
Interested Party Transactions Involving Trevor Michael
Effective May 12, 2006, Trevor Michael, our former Treasurer and a former Director, entered into a Share Purchase Agreement with Gordon Cooper, a shareholder, under which Mr. Michael purchased 1,000,000 shares of Common Stock from Mr. Cooper for an aggregate price of $10.00. Effective May 12, 2006, Mr. Michael entered into another Share Purchase Agreement with Mr. Jasbir Gill, a shareholder, under which Mr. Michael purchased 500,000 shares of Common Stock from Mr. Gill for an aggregate price of $10.00. These two agreements were negotiated directly between the parties. Mr. Michael surrendered 90% of these shares to us as a result of the settlement of our lawsuit described elsewhere in this report under the caption "Legal Proceedings".

We previously retained 2120315 Ontario Inc., an Ontario corporation wholly owned and controlled by Mr. Michael, as a consultant to assist us in contacting financing agents, developing business strategy, raising financing, hiring personnel and other matters. This agreement is dated February 15, 2007 and effective retroactive to February 1, 2007. Under the terms of this agreement, we had agreed to pay 2120315 Ontario Inc. a fee of CAD $10,000 per month for its services, plus out of pocket expenses. This agreement renewed month-to-month and could have been terminated by either party on thirty days' notice. A copy of our letter agreement with 2120315 Ontario Inc. is on file with the SEC. This letter agreement formalized our previous arrangement with Mr. Michael, under which we paid him a total of CAD $20,000 in 2006 and an additional CAD $10,000 in January 2007 for consulting services. We have not had any similar arrangements with unaffiliated parties. Prior to the termination of our agreement with 2120315 Ontario Inc., we paid that company a total of CAD $82,521.42 (equivalent to U.S. $82,521.42 at an exchange rate of CAD $1 = U.S. $1.00 as of January 31, 2008) under the terms of our agreement. Our agreement with 2120315 Ontario Inc. was terminated as part of the settlement of our lawsuit described elsewhere in this report under the caption "Legal Proceedings".
Interested Party Transactions involving Berns & Berns
The law firm of Berns & Berns, New York, New York, has provided legal services for us in the past. The principals of Berns & Berns are James Berns and Michael Berns, who are both members of our Board of Directors. As of December 31, 2007, Berns & Berns had billed and accrued a total of $85,253 for legal services, of which $60,293 had been paid and $25,000 was outstanding. Berns & Berns charged its customary hourly rates offered to unaffiliated entities, which they then arbitrarily discounted. It is not anticipated that Berns & Berns will provide future legal services to us.
Interested Party Transactions Involving Christina Wilton
Christina Wilton, our corporate Secretary, is the President of CHRISTInet Consulting Inc., a Canadian corporation wholly owned by her, which has since October 2006 provided administrative support services to us. Depending upon the specific CHRISTInet personnel, they are paid between CAD $75 and $115 per hour (equivalent to US $75 and $115, as of January 31, 2008). We typically hire CHRISTInet personnel for an aggregate of ten hours per week. Ms. Wilton is also President of Bay Street Exec Corp., a Canadian corporation wholly owned by her, which leased office space to us between October 2006 and February 2008. We currently owe Bay Street Exec Corp. CAD $11,000 (equivalent to US $11,000 as of January 31, 2008), plus tax, for back rent, which we anticipate satisfying from the proceeds of this offering. We do not currently have a lease for our principal executive offices.
Interested Party Transactions Involving Ernest M. Cleave
Since September 2007, we have paid Ambrose Corporate, a financial advisory firm in Toronto, Canada, of which our Treasurer, Chief Financial Officer and Controller, Ernest M. Cleave, is the principal, CAD $1,000 (equivalent to US $1,000, as of January 31, 2008) per month to perform our bookkeeping. We anticipate that this arrangement will continue for the foreseeable future. Mr. Cleave is also paid a monthly retainer of CAD $4,000 (equivalent to US $4,000 as of January 31, 2008) for serving as our Chief Financial Officer, Treasurer and Controller for up to 25 hours per month. Mr. Cleave will be paid pro rata if he is required for more than 25 hours per month. Between November 2006 and September 2007 we paid Lannick Consulting CAD $1,000 per month for bookkeeping services. Mr. Cleave was the managing partner of Lannick Consulting.
Interested Party Transactions Involving Viewpoint Securities, LLC
On December 10, 2007 we entered into an Engagement Agreement with Viewpoint Securities, LLC, a broker-dealer based in Del Mar, California, with which Roger Levine, one of our selling shareholders, is affiliated. Under this agreement, we retained Viewpoint as our exclusive advisor to provide corporate finance and investment banking related advice. We have agreed to pay Viewpoint a $25,000 retainer. Our agreement with Viewpoint is in effect until December 31, 2010 and may be renewed thereafter. Under the terms of our agreement, during the term of our agreement and for a period of three years thereafter, we will pay Viewpoint a cash fee equal to 3.5% of the value of any strategic partnership, joint or collaborative venture, strategic alliance or similar transaction with persons or entities introduced to us by Viewpoint during the term of our agreement. During the term of our agreement and for a period of two years thereafter, for any investor identified by Viewpoint during the term of our agreement who participates in an equity financing, we will pay Viewpoint a 10% cash commission and issue Viewpoint warrants to purchase shares of Common Stock equal to 10% of the value of the equity purchased by such investor. During the term of our agreement and for a period of two years thereafter, we will also pay Viewpoint a commission to the extent that they identify any investors during the term of our agreement who participate in debt offerings. Our agreement with Viewpoint requires us to admit a representative of Viewpoint as a non-voting observer to meetings of our Board of Directors and to copy Viewpoint on all actions taken by unanimous written consent in lieu of a meeting of the Board of Directors.

Parent Companies
We have no parent companies.
Item 13. Exhibits.
Certificate of Incorporation[1]	Exhibit 3.1
By-Laws[1]	Exhibit 3.2
Form of Founder Unit Warrant[1]	Exhibit 4.1
Copy of John M. Pritchard Option Agreement[1]	Exhibit 4.2
Copy of Crescent Valley North Lease[1]	Exhibit 10.1
Copy of Robinson Creek Lease[1]	Exhibit 10.2
Copy of Horse Creek Lease[1]	Exhibit 10.3
Copy of Trevor Michael / 2120315 Ontario Inc. Consulting Agreement[1]	Exhibit 10.4
Copy of Amended and Restated Agreement with David "Dave" Mathewson[1]	Exhibit 10.5
Copy of Funding Obligation Agreement with David "Dave" Mathewson[1]	Exhibit 10.6
Copy of David "Dave" Mathewson Employment Agreement[1]	Exhibit 10.7
Copy of John M. Pritchard Employment Agreement[1]	Exhibit 10.8
Copy of Brion Theriault Employment Agreement[1]	Exhibit 10.9
Form of Mathewson-Theriault Stock Assignment Agreement[1]	Exhibit 10.10
Copy of Share Purchase Agreement between Trevor Michael and Gordon Cooper[1]	Exhibit 10.11
Copy of Share Purchase Agreement between Trevor Michael and Jasbir Gill[1]	Exhibit 10.12
Copy of Escrow Agreement[1]	Exhibit 10.13
Copy of Letter Agreement with David Mathewson[1]	Exhibit 10.14
Copy of Tempo Mineral Prospect Lease[1]	Exhibit 10.15
Copy of Subscription Agreement with Abdulsalam A. al-Abdulkarim[1]	Exhibit 10.16
Copy of Amended Subscription Agreement with Abdulsalam A. al-Abdulkarim[1]	Exhibit 10.17
Form of Subscription Agreement for Shares of Gold Run Inc. with Fischoff Family LLC[1]	Exhibit 10.18
Copy of Subscription Agreements for Common Stock for November 19, 2007 Private Placement[1]	Exhibit 10.19
Copy of Subscription Agreements for Warrant for November 19, 2007 Private Placement[1]	Exhibit 10.20
Copies of Lockup Letters in Connection with November 19, 2007 Private Placement[1]	Exhibit 10.21
Assignments of Common Stock to Company by James Berns and Michael Berns[1]	Exhibit 10.22
Transfer of Warrants by James Berns and Michael Berns to David Mathewson[1]	Exhibit 10.23
Form of Engagement Agreement with Viewpoint Securities, LLC[1]	Exhibit 10.24
Form of Subscription Agreements and Promissory Notes for March 14, 2008 Private Placement[1]	Exhibit 10.25

Code of Business Conduct and Ethics[1]	Exhibit 14.1
Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer[2]	Exhibit 31.1
Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer[2]	Exhibit 31.2
Section 1350 Certification of Chief Executive Officer[2]	Exhibit 32.1
Section 1350 Certification of Chief Financial Officer[2]	Exhibit 32.2
Copy of September 27, 2006 David Mathewson Letter[1]	Exhibit 99.1
Copy of October 18, 2006 David Mathewson Letter[1]	Exhibit 99.2
Title Report for Crescent Valley North[1]	Exhibit 99.3
Title Report for Robinson Creek[1]	Exhibit 99.4
Title Report for Horse Creek[1]	Exhibit 99.5
Notice of Default dated September 14, 2007 (cured by Exhibit 10.6)[1]	Exhibit 99.6
Copy of December 21, 2007 letter concerning assignment of the Tempo Lease to Gold Standard Royalty Corporation[1]	Exhibit 99.7
Copy of Letter from David C. Mathewson dated April 1, 2008[2]	Exhibit 99.8
Notes:
1 Previously filed by the registrant on Form S-1/A, as amended, on March 28, 2008 (SEC file no. 333-148410).
2 Filed herewith.
Item 14. Principal Accountant Fees and Services
The following chart summarizes the aggregate fees billed by the Company’s external auditors for professional services rendered to the Company during the fiscal year ended December 31, 2007 and for the period from inception (May 5, 2006) to December 31, 2006 for audit and non-audit related services:
Type of Work	Year Ended December 31, 2007	Period from inception (May 5, 2006) to December 31, 2006
Audit fees[1]	$50,950	$39,500
Audit-related fees[2]	-0-	-0-
Tax fees[3]	-0-	$3,000
All other fees	-0-	-0-
Total	$50,950	$42,500
Notes:
1 Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSBs.
2 Aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as “Audit fees”, including: assistance with aspects of tax accounting, attest services not required by state or regulation and consultation regarding financial accounting and reporting standards.
3 Aggregate fees billed for professional services for tax compliance, tax advice, and tax planning.
* * *

Our Board of Directors does not have an audit committee. At this time, all members of the Board of Directors participate in the consideration of auditing matters. The engagement of our outside auditors was approved by the Board of Directors, as were one hundred percent (100%) of the fees paid to our outside auditors for services in 2007 and 2006.
SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOLD RUN INC. /s/ David Mathewson	/s/ John M. Pritchard	/s/ Ernest M. Cleave
David Mathewson President and Director	John M. Pritchard Chief Executive Officer and Director	Ernest M. Cleave Chief Financial Officer and Controller
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Michael Berns
Michael Berns
Executive Chairman of the Board of Directors
/s/ James Berns
James Berns
Director