Form 10KSB/A
period 2007-12-31
Gold Run Inc.
filed 2008-05-20
CIK 1383290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
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
We had a material weakness in our internal financial controls as of December 31, 2007. A material weakness could cause our financial statements to be inaccurate.
During their annual audit review completed in March 2008, the independent public accountants identified several control deficiencies, which we concluded, in the aggregate, constituted a material weakness in our internal control over financial reporting as of December 31, 2007. The three specific control deficiencies identified by the independent public accountants were:
•      Our small size made it difficult for us to properly segregate responsibilities for approving, authorizing and reconciling transactions. Specifically, we have only one full-time administrative employee, our chief executive officer, and our chief financial officer works for us on a part-time basis.
•      We misclassified certain expenditures and we failed to properly record and account for certain expenses as they were incurred, resulting in the publication of incorrect unaudited financial statements on Form 10-QSB for the quarter ended September 30, 2007.
•      On November 19, 2007, we filed with the SEC our quarterly report on Form 10-QSB for the quarter ending September 30, 2007 without prior review by our independent accountants as required by SEC regulations. We did not disclose in that filing, as required, that the required independent review had not been performed.
A material weakness in our internal control over financial reporting could cause our financial statements to be inaccurate. This could cause the market to lose confidence in our financial reporting, impair our ability to obtain additional financing, and result in a loss of your investment.
We may not be able to follow our internal procedures relating to the authorization and reporting of our financial transactions, or such procedures may not function as intended.
We are a small company with limited resources. We have only one full-time administrative employee, our chief executive officer, and our chief financial officer works for us on a part-time basis. This may cause us not to comply with our internal procedures designed to assure that our financial information is properly gathered and reported. In the event that we do not follow these internal procedures, or if they do not function as intended, we could publish materially incorrect financial statements. This could cause investors to lose confidence in the accuracy of our reported financial information, impair our ability to secure additional financing, and result in a loss of your investment.

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
Item 6. Management’s Plan of Operation
We intend to conduct a phased exploration program on each of our five properties, which are all at the very early stages of exploration. The follow-up stages of our exploration programs are dependent upon the results obtained during the earlier stages.
We have spent approximately $810,000 on our exploration program through March 31, 2008. We anticipate that the minimum proceeds from our pending public offering will be sufficient for us to meet our 2008 exploration program funding obligation under our agreement with David Mathewson, our President and Chief Geologist.
Under the Company's Funding Obligation Agreement with David Mathewson, discussed in note 5(a) of the audited financial statements for the fiscal year ended December 31, 2007, the Company was required to provide $2,000,000 by March 31, 2008, with an additional $2,000,000 due by March 31, 2009, and another $2,000,000 due by March 31, 2010. We were unable to fund our exploration financing tranche in the amount of $2,000,000 due on March 31, 2008. On April 1, 2008, Mr. Mathewson extended the deadline for that financing tranche by 90 days to June 29, 2008. If we are unable to meet this extended deadline and Mr. Mathewson thereupon advises us that we are in default, we will then have an additional 90 days following such notice to cure such default. We anticipate that we will be able to meet this obligation without penalty if our pending public offering is declared effective by the SEC in the near future. However, in the event we are unable to raise the required funds, we will need to seek additional financing and/or renegotiate our contract with Mathewson. In the event the Company does not meet its funding obligations with Mathewson, the Company will lose all of its interests in its properties.

We estimate that we will require approximately $5.2 million through May 31, 2009 to pay for our exploration program as it is currently planned and described in this section, follow-up work on our exploration projects currently in progress, the additional exploration funding required under our current agreement with David Mathewson, and our estimated administrative expenses, lease payments and estimated claim maintenance costs. The proceeds from the minimum amount in our pending public offering will be not sufficient to fund our operations for the next twelve (12) months. Accordingly, in the event we close on only the minimum amount in our pending public offering, we will need to seek additional financing.
We have commenced the initial exploration work on four of our properties. The total planned initial phase of exploratory work for all five properties is estimated to be approximately $988,000, of which $810,000 has been spent through March 31, 2008. Completing the first phase for all five properties, and a second phase of work on three of our properties, is estimated to cost a total of approximately $1,678,000. We will require the proceeds of this initial public offering to perform the first phase of exploration work on two of our properties and the second phase exploratory work on three of our properties. The scope of the first phase and second phase of work for these properties is described below.
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

Item 8. Changes In and Disagreements With Accountants and Financial Disclosure
None.
Item 8A. Controls and Procedures
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, as such term is defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.
The Company has evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the operation of the Company's disclosure controls and procedures as of the year-end covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2007.
After management concluded, as described in the next subsection below, that our internal control over financial reporting was not effective as of December 31, 2007, our Chief Executive Officer and our Chief Financial Officer reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2007. They concluded that although our disclosure controls and procedures were effective as of December 31, 2007, they could be strengthened. As part of our response to the material weakness to our internal control over financial reporting described in the next subsection below, we completed on April 30, 2008 the implementation of the following measures intended to strengthen our disclosure controls and procedures:
•      Written schedules will be provided by management to all members of the board of directors of the final deadlines and our internal, interim deadlines for preparation and filing of financial statements and other regulatory reports. These written schedules will identify the person(s) responsible for the preparation of financial statements and regulatory reports;
•      Board of directors meetings will be held no less than quarterly to ensure that these measures are functioning as intended.
Management's Annual Report on Internal Control Over Financial Reporting
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. For the reasons described below, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.
The term internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
In the course of auditing our financial results for the year ended December 31, 2007 and their contemporaneous review of our internal controls, the independent public accountants brought to our attention in March 2008 several control deficiencies which they believed constituted, in the aggregate, a material weakness in our control over financial reporting. We agreed that a material weakness existed as of December 31, 2007 with respect to our internal control over financial reporting. The specific deficiencies identified by the independent public accountants were:
•      We did not sufficiently segregate financial responsibilities for authorizing, approving and reconciling transactions.
•      We misclassified certain expenditures and we failed to properly record and account for certain expenses as they were incurred, resulting in the publication of incorrect unaudited financial statements on Form 10-QSB for the quarter ended September 30, 2007. We do not believe that these errors in recording and accounting, either individually or in the aggregate, had a material impact upon our financial statements and positions as of December 31, 2007.

•      We failed to have the financial statements for the quarter ending September 30, 2007 reviewed by an independent public accountant prior to our publication of them, and failed to disclose that there was no such independent review, as is required by SEC regulations. We subsequently corrected these financial statements which were reviewed by independent public accountants and published by us in our amended Form 10-QSB dated February 11, 2008.
The deficiencies were in part the result of our small size and limited resources. We only have one full-time administrative employee, the Chief Executive Officer, and our Chief Financial Officer works for us on a part-time basis.
The material weakness to our internal control over financial reporting manifested itself on November 19, 2007, which is the date that we filed our quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2007 without first submitting the financial statements contained in that report for review by the independent public accountants as legally required. The filing of that quarterly report without such prior review was a key element of the material weakness to our internal control over financial reporting. All of our financial statements contained in our reports filed prior to November 19, 2007 had been reviewed by independent public accountants prior to filing.
After a discussion with the independent public accountants in late March 2008 regarding our internal controls, we completed on April 30, 2008 the implementation of controls designed to eliminate these deficiencies. We intend to periodically review and enhance all of these controls as necessary. We believe that the following new measures pertaining to our internal control over financial reporting are reasonable and practicable given our small size and limited resources:
•      To improve the segregation of duties and responsibilities and strengthen the authorization and approval process, all material commitments or expenditures in excess of $5,000 are required to be approved in advance by at least two persons, one of whom must be either the President, Chief Executive Officer or Chief Financial Officer, and the other of whom must be a director who is not an officer. For expenditures in excess of $5,000, two signatures are required on all checks. One of the signatures must be that of either the President, Chief Executive Officer, or Chief Financial Officer, and the other signature must be that of a director who is not an officer;
•      To monitor non-arm's length transactions, all payments to officers, directors and associates in excess of $5,000 require approval of the board of directors;
•      To foster transparency, all directors and senior officers have on-line access to monitor all bank accounts and the Chief Executive Officer will perform a monthly review of the bank statements for unusual items and transactions;
•      To the extent practicable, all directors and senior officers have access to all bookkeeping matters, including invoices, material contracts, ledgers, corporate books and records;
•      Written schedules will be provided by management to all members of the board of directors of the final deadlines and our internal, interim deadlines for preparation and filing of financial statements and other regulatory reports. These written schedules will identify the person(s) responsible for the preparation of financial statements and regulatory reports;
•      Written schedules will be provided by management to all members of the board of directors setting forth all important dates, deadlines, and obligations for all material contracts; and
•      Board of directors meetings will be held no less than quarterly to ensure that these controls are functioning as intended. Management will distribute a checklist of items that must be completed before our financial statements are approved. Finally, the minutes of the board of directors meetings will reflect the review and approval of all of the Company's financial statements.
This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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
GOLD RUN INC. /s/ David Mathewson	/s/ John M. Pritchard	/s/ Ernest M. Cleave
David Mathewson President and Director May 20, 2008	John M. Pritchard Chief Executive Officer and Director May 20, 2008	Ernest M. Cleave Chief Financial Officer and Controller May 20, 2008
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Michael Berns
Michael Berns
Executive Chairman of the Board of Directors May 20, 2008
/s/ James Berns
James Berns
Director May 20, 2008