Form 10-Q
period 2008-03-31
Gold Run Inc.
filed 2008-05-20
CIK 1383290

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
                               -------------------------------------------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number     333-139412
                      ----------------------------------------------------------

                                  Gold Run Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                 20-4919927
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

330 Bay Street, Suite 820, Toronto Ontario M5H 2S8 Canada
--------------------------------------------------------------------------------
(Address of principal executive offices)

(416) 363-0151
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  |_|                   Accelerated filer |_|
Non-accelerated filer    |_|                   Smaller reporting company  |X|
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No|X|

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes|_| No|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
27,185,134 shares of Common Stock, par value $.000001 per share
--------------------------------------------------------------------------------

                                  GOLD RUN INC.

                         TABLE OF CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements.                                       1

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.             23

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk.                                         27

          Item 4.  Controls and Procedures.                                   27

PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings.                                         31

         Item 1A.  Risk Factors.                                              31

          Item 2.  Unregistered Sales of Equity Securities
                   and Use of Proceeds.                                       32

          Item 3.  Defaults Upon Senior Securities.                           32

          Item 4.  Submission of Matters to a Vote of Security Holders.       32

          Item 5.  Other Information.                                         32

          Item 6.  Exhibits.                                                  33

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                                  GOLD RUN INC.

                         UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2008



                                        GOLD RUN INC.
                              (an exploration stage enterprise)
                                        BALANCE SHEETS
                          AS AT MARCH 31, 2008 AND DECEMBER 31, 2007
                                   (stated in U.S. dollars)
                                         (unaudited)

                                                                   March 31,     December 31,
                                                                     2008           2007
                                                                  -----------    -----------

                                            ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $     4,265    $    35,954
Goods and services tax receivable                                       9,917          9,474
Warrant subscription receivable (Note 4 (b))                             --            1,000
Prepaid expenses                                                        2,827          2,827
                                                                  -----------    -----------
Total current assets                                                   17,009         49,255
                                                                  -----------    -----------

PROPERTY - MINERAL PROPERTY RIGHTS (Notes 5 and 6)                    142,553        132,553
                                                                  -----------    -----------

OTHER ASSETS:
Reclamation bonds (Note 2 (e))                                         33,635         33,635
Prepaid offering costs (Note 2 (f))                                   252,050        252,050
                                                                  -----------    -----------
Total other assets                                                    285,685        285,685
                                                                  -----------    -----------

TOTAL ASSETS                                                      $   445,247    $   467,493
                                                                  ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 7)
To related parties                                                $   108,790    $    78,504
To others                                                             387,028        348,184
                                                                  -----------    -----------
                                                                      495,818        426,688
Promissory notes (Note 4 (h))                                         149,970           --
Accrued interest (Note 4 (h))                                           7,500           --
                                                                  -----------    -----------
Total current liabilities                                             653,288        426,688
                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 5, 9 and 11)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 4):

Common stock, $.000001 par value, 100,000,000 shares authorized            46             46
Warrant subscribed                                                       --            1,000
Additional paid-in capital                                          2,772,283      2,739,321
Deficit accumulated during the exploration phase                   (2,980,370)    (2,699,562)
                                                                  -----------    -----------
Total shareholders' equity (deficit)                                 (208,041)        40,805
                                                                  -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $   445,247    $   467,493
                                                                  ===========    ===========

                The accompanying notes to financial statements are an integral part of these balance sheets.


                                                           GOLD RUN INC.
                                                 (an exploration stage enterprise)
                                           STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO MARCH 31, 2008
                                                     (stated in U.S. dollars)
                                                            (unaudited)

                                                                                                      Deficit
                                                                                                    accumulated
                                                                                      Additional     during the       Total
                                          Number of       Common         Warrant        paid-in      exploration   shareholders'
                                            shares        stock        subscribed       capital         stage     equity (deficit)
                                         -----------    -----------    -----------    -----------    -----------    -----------

BALANCE, May 5, 2006                            --      $      --      $      --      $      --      $      --      $      --

   Initial private placement of shares
      (Note 4(b))                         22,400,000             22           --            2,218           --            2,240

   Shares issued to President/Chief
     Geologist (Note 4 (b))                7,500,000              7           --              743           --              750

   Private placement of shares
      (Note 4 (b))                         9,550,000             10           --            9,540           --            9,550

   Fair value of share-based payments           --             --             --          190,904           --          190,904

   Net loss from inception to
      December 31, 2006                         --             --             --             --         (839,620)      (839,620)

                                         -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 2006                39,450,000             39           --          203,405       (839,620)      (636,176)

   Conversion of the promissory notes
      and accrued interest to common
      stock (Note 4 (f))                   4,826,800              5           --        1,771,545           --        1,771,550

   Withholdings on conversion of
      promissory notes held by
      foreign parties (Note 4(f))               --             --             --          (15,000)          --          (15,000)

   Private placement of shares
      (Note 4 (b))                           666,667              1           --          499,999           --          500,000

   Costs of issuance of common
      stock related to private
      placement of shares
      (Note 4 (b))                              --             --             --          (50,000)          --          (50,000)

   Shares returned and cancelled
      (Note 3 and Note 4(b))             (16,605,000)          --             --             --             --             --

   Shares of common stock re-purchased
      and cancelled
      (Note 3 and Note 4 (b))             (2,450,000)            (2)          --           (2,448)          --           (2,450)

   Private placement of shares
      (Note 4 (b))                           266,667           --             --          200,000           --          200,000

   Private placements of shares
      and warrant (Note 4 (b))             3,000,000)             3          1,000          2,997           --            4,000

   Shares returned and held in
      treasury (Note 4 (b))               (2,000,000)          --             --             --             --             --

   Fair value of share-based
      payments (Note 4 (e))                     --             --             --          128,823           --          128,823

   Net loss                                     --             --             --             --       (1,859,942)    (1,859,942)

                                         -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 2007                27,155,134             46          1,000      2,739,321     (2,699,562)        40,805

   Warrant subscription
      received (Note 4 (b))                     --             --           (1,000)         1,000           --             --

   Private placement of shares
      (Note 4 (h))                            30,000           --             --               30           --               30

   Fair value of share-based
      payments (Note 4 (e))                     --             --             --           31,932           --           31,932

   Net loss                                     --             --             --             --         (280,808)      (280,808)

                                         -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, March 31, 2008                   27,185,134    $        46    $      --      $ 2,772,283    $(2,980,370)   $  (208,041)
                                         ===========    ===========    ===========    ===========    ===========    ===========



                     The accompanying notes to financial statements are an integral part of these statements.


                                          GOLD RUN INC.
                                (an exploration stage enterprise)
                                        STATEMENTS OF LOSS
                  FOR THE THREE-MONTH PERIODS ENDED MARCH 31 2008 AND 2007, AND
                  FOR THE PERIOD FROM INCEPTION (MAY 5, 2006) TO MARCH 31, 2008
                                     (stated in U.S. dollars)
                                           (unaudited)

                                                                                      Cumulative
                                                                                       for the
                                                              Three-month            period from
                                                             period ended            inception to
                                                               March 31,               March 31,
                                                         2008           2007             2008
                                                    ------------    ------------    ------------

REVENUE                                             $       --      $       --      $       --
                                                    ------------    ------------    ------------

COSTS AND EXPENSES:
Exploration costs                                         70,145          56,768         810,068
Legal (Note 9)                                            40,788          34,529         387,615
Consulting and professional fees (Note 9)                 22,666          53,158         351,667
Share-based payments (Note 4 (e))                         31,932          32,324         351,659
Administrative salaries                                   37,654          33,000         224,940
Amortization of debt financing costs (Note 4 (f))           --            23,403         187,227
Travel                                                    11,109          19,960         171,180
Audit fees                                                40,000           9,000         123,950
Filing and printing fees                                   7,359           1,648          57,323
Rent (Note 9)                                              7,195          13,325          46,876
Office expense                                             2,772           4,182          45,298
Exchange rate losses                                       1,134            --            34,377
Bank charges                                                 576             532           6,441
Miscellaneous                                               --              --            14,451
                                                    ------------    ------------    ------------
Total costs and expenses                                 273,330         281,829       2,813,072
                                                    ------------    ------------    ------------

LOSS FROM OPERATIONS                                    (273,330)       (281,829)     (2,813,072)

INTEREST EXPENSE ON PROMISSORY NOTES (Note 4 (f))         (7,500)        (40,263)       (168,550)

INTEREST INCOME                                               22            --             1,252
                                                    ------------    ------------    ------------

NET LOSS                                            $   (280,808)   $   (322,092)   $ (2,980,370)
                                                    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF SHARES                     27,182,826      39,450,000      37,792,295
                                                    ============    ============    ============

LOSS PER SHARE                                      $     (0.010)   $     (0.008)   $     (0.079)
                                                    ============    ============    ============


                        The accompanying notes to financial statements are
                              an integral part of these statements.


                                                GOLD RUN INC.
                                      (an exploration stage enterprise)
                                          STATEMENTS OF CASH FLOWS
                        FOR THE THREE-MONTH PERIODS ENDED MARCH 31 2008 AND 2007, AND
                          THE PERIOD FROM INCEPTION (MAY 5, 2006) TO MARCH 31, 2008
                                          (stated in U.S. dollars)
                                                 (unaudited)

                                                                                               Cumulative
                                                                                                 for the
                                                                          Three-month          period from
                                                                          period ended         inception to
                                                                            March 31,           March 31,
                                                                      2008           2007          2008
                                                                  -------------  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (280,808)    $ (322,092) $ (2,980,370)
                                                                  -------------  ------------- -------------

   Adjustments to reconcile net loss to net cash used by operating activities:
       Amortization of debt financing costs                                  -         23,403       187,227
       Share-based payments                                             31,932         32,324       351,659
       Non-cash interest expense                                         7,500         40,263       168,550
       Increase in goods and services tax receivable                      (443)             -        (9,917)
       Increase in prepaid expenses                                          -              -        (2,827)
       Increase (decrease) in accounts payable and
            accrued liabilities                                         69,130        (93,630)      418,734
                                                                  -------------  ------------- -------------
         Total adjustments                                             108,119          2,360     1,113,426
                                                                  -------------  ------------- -------------
     Net cash used by operating activities                            (172,689)      (319,732)   (1,866,944)
                                                                  -------------  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments to acquire mineral property rights (Note 6)                (10,000)       (25,000)     (142,553)
   Payments to acquire reclamation bonds                                     -              -       (33,635)
                                                                  -------------  ------------- -------------
     Net cash used by investing activities                             (10,000)       (25,000)     (176,188)
                                                                  -------------  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from the issuance of promissory notes                 149,970              -     1,760,470
   Cash proceeds from the issuance of warrants                           1,000              -         1,000
   Proceeds from sale of common stock, net                                  30              -       650,570
   Payments of debt financing costs                                          -              -      (187,227)
   Payments of offering costs                                                -        (29,811)     (174,966)
   Payments to re-purchase common stock                                      -              -        (2,450)
                                                                  -------------  ------------- -------------
     Net cash provided by (used) financing activities                  151,000        (29,811)    2,047,397
                                                                  -------------  ------------- -------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                         (31,689)      (374,543)        4,265

CASH AND CASH EQUIVALENTS, beginning of period                          35,954        855,346             -
                                                                  -------------  ------------- -------------

CASH AND CASH EQUIVALENTS, end of period                               $ 4,265      $ 480,803       $ 4,265
                                                                  =============  ============= =============


SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid                                                  $      --      $      --     $      --
                                                                  =============  ============= =============

   Taxes paid                                                     $      --      $      --     $      --
                                                                  =============  ============= =============

   Non-cash items-
     Conversion of promissory notes and related accrued interest
       into common stock                                          $      --      $      --     $1,771,550
                                                                  =============  ============= =============

     Offering costs included in accounts payable                  $      --      $      --     $ 77,084
                                                                  =============  ============= =============


                            The accompanying notes to financial statements are an
                                     integral part of these statements.

                                  GOLD RUN INC.
                        (AN EXPLORATION STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                            (stated in U.S. dollars)
                                   (unaudited)

1.   NATURE OF OPERATIONS

     Gold Run Inc. ("the Company") is an exploration company engaged in the acquisition and exploration of mineral properties in the State of Nevada. The Company was incorporated on May 5, 2006 under the laws of the State of Delaware. As of March 31, 2008, the Company has put in place the management team, has leased four mineral properties and staked a fifth (see Note 5), has secured initial equity financing (see Note 4), and has commenced exploration activities on its leased properties. The Company has completed three offerings of promissory notes, two of which have been converted to common shares as of May 14, 2007 and has completed five private placements of common shares since the equity financing completed by the founders (see
     Note 4).

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


2.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     These unaudited financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented. It is suggested that these financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB, as amended, originally filed with the Securities and Exchange Commission on April 15, 2008 (SEC File No. 333-139412). The Company believes that the disclosures made herein are adequate to make the information presented not misleading.

     These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US").

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains on items for which the fair value option has been elected are to be reported in earnings. SFAS No. 159 will become effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 related to financial assets and liabilities had no impact on the Company's financial statements. The Company is currently evaluating the impact, if any, that SFAS No. 157 may have on its future consolidated financial statements related to non-financial assets and liabilities.

CRITICAL ACCOUNTING POLICIES

(a) Going concern -

     These financial statements have been prepared using US generally accepted accounting principles applicable to a going concern which assumes that the Company will be able to continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. The Company had a net loss for the period from inception (May 5, 2006) to March 31, 2008 of $2,980,370 and shareholders' deficit at March 31, 2008 of $208,041. In addition, the Company failed to meet its funding obligations under a revised funding agreement entered into with Dave Mathewson, the Company's President and Chief Geologist ("Mathewson") dated December 13, 2007 to provide $2,000,000 in funding by March 31, 2008. On April 1, 2008, Mathewson extended the deadline for that financing tranche by 90 days to June 29, 2008. If the Company is unable to meet this extended deadline and Mathewson thereupon advises the Company that it is in default, the Company will then have an additional 90 days following such notice to cure such default (see Note 5(a)).

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

     The Company reviews the carrying values of its mineral property rights whenever events or changes in circumstances indicate that their carrying values may exceed their estimated net recoverable amounts. An impairment loss is recognized when the carrying value of those assets is not recoverable and exceeds its fair value. As of March 31, 2008 and December 31, 2007, management has determined that no impairment loss is required.

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

(h) Share-based payments -

     Share-based payments consist of the estimated fair value of stock options granted during the period, and are recorded as an expense and an addition to additional paid-in capital in accordance with SFAS No. 123 (Revised December 2004), "Share-Based Payment".

(i) Loss per share -

     The basic loss per share for the three-month period ended March 31, 2008, the three-month period ended March 31, 2007 and the period from inception (May 5, 2006) to March 31, 2008 has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share would reflect the potential dilution of common share equivalents, such as outstanding stock options and share purchase warrants, in the weighted average number of common shares outstanding during the period, if dilutive. For this purpose, the "treasury stock method" is used for the assumed proceeds upon the exercise of stock options and warrants that are used to purchase common shares at the average market price during the year.

     At March 31, 2008 and December 31, 2007, none of the warrants or stock options were considered dilutive as the exercise prices of these warrants and options substantially exceeded the Company's net tangible book value per share.

(j) Foreign currency transactions -

     The Company records foreign currency gains and losses on Canadian business transactions. The net loss was $1,134 for the three-month period ended March 31, 2008, compared with $Nil for the three-month period ended March 31, 2007. The net loss for the period from inception (May 5, 2006) to March 31, 2008 was $34,377.

(k) Fair values of financial instruments -

     The Company has estimated that the carrying amount reported on the balance sheets for cash, receivables, mineral property rights, accounts payable and accrued liabilities and promissory notes approximates their fair values.

(l) Debt financing costs -

     Debt financing costs represented commission costs and legal fees relating to the issuance of promissory notes. These costs were being amortized over the life of the promissory notes of two years (see Note 4 (f)).

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


4.       COMMON STOCK AND WARRANTS

(a) Initial public offering of common shares -

     The Company's registration statement on Form SB-2 for an initial public offering in the amount of $8,000,000 on an all-or-none basis was declared effective by the US Securities and Exchange Commission ("SEC") on May 14, 2007, at which time the Company commenced receiving investment subscriptions. The Company subsequently changed the terms of its offering to a $3,000,000 / $8,000,000 mini-max offering and filed an amended registration statement with the SEC on June 27, 2007. The Company continued to receive subscriptions from investors after filing the amendment. All subscription funds were deposited into and held in an escrow account. On July 24, 2007, the SEC notified the Company that because of the changed offering terms, the revised offering could not continue, and all funds in escrow should be returned to the subscribers. Accordingly, the Company terminated the offering, and the funds were returned. The Company filed a new registration statement with the SEC on December 31, 2007, further amended and filed on February 11, 2008 and April 16, 2008, and expects to commence its offering upon the amended registration statement being declared effective. No subscription funds were held in escrow as of March 31, 2008 or December 31, 2007.

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

     In August 2007, the Company completed a private placement consisting of 666,667 shares of common stock. All 666,667 shares of common stock were sold to a single foreign investor for $500,000, (approximately $0.75 per share); commissions of $50,000 were paid to third parties in association with this transaction, for net proceeds of $450,000. Commissions paid were offset against additional paid-in capital. This private placement was conducted under Regulation S promulgated under the Securities Act of 1933, as amended (Rules 901 through 905 and preliminary notes). The securities issued in this private placement were sold to a single foreign accredited investor as defined in Rule 501 promulgated under the Securities Act of 1933, as amended. See Note 11 for a contingent event arising from the completion of this private placement.

     On November 7, 2007, the Company completed a private placement consisting of 266,667 shares of common stock. All 266,667 shares of common stock were sold for $200,000 (approximately $0.75 per share) to a single investor. See
     Note 11 for a contingent event arising from the completion of this private placement.

     On November 19, 2007, the Company entered into private placements to sell for an aggregate of $4,000 (i) an aggregate of 3,000,000 shares of common stock at a price of $0.001 per share, and (ii) a warrant to purchase 1,000,000 shares of common stock at ten percent over the initial public offering price per share, expiring on November 30, 2012. The private placements for the shares of common stock were completed in December 2007 after receipt of the funds for these shares. As of December 31, 2007, the Company had not yet received $1,000 in subscription funds to acquire 1,000,000 of the warrant shares from one of the investors and, accordingly, recorded the outstanding amount as a warrant subscription receivable at that date. The Company received the outstanding $1,000 in subscriptions funds from the private placement completed on January 18, 2008 and recorded the proceeds as additional paid-in capital. These private placements were made to one of the Company's original seed round investors and certain associates and, in effect, constitute a reallocation of the Company's original share capital, a significant portion of which was recovered by the Company as a result of the settlement of the litigation in October 2007 as described in Note 3.

     As of December 7, 2007, the Company's Board of Directors voted to supersede the Founders Agreement. Shares under this agreement are subject to restrictions on transfer and resale of shares as prescribed by the Company's Board of Directors and as may be amended from time-to-time, except that all such restrictions shall expire on a date which is two years from the date upon which the shares commence trading in the US.

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

     3,300,000 of the Company's warrants were outstanding as at March 31, 2008 and December 31, 2007, at an exercise price of ten percent over the initial public offering price per share, expiring on the fifth (5th) anniversary of the date that the Company's common stock commences trading in the US.

     Given that the Company is in the exploration stage, management has allocated the full consideration of proceeds received from all of the stock offering to common stock.

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

     The option vests as follows:

                                                                                       Number of shares
                                                                                       -----------------
      Upon signing of the agreement                                                             300,000
      Pro-rata on a daily basis until September 14, 2007                                        400,000
      Pro-rata on a daily basis from September 15, 2007 until September 14, 2008                400,000
      Pro-rata on a daily basis from September 15, 2008 until September 14, 2009                400,000
                                                                                       -----------------
           Total                                                                              1,500,000
                                                                                       =================


     These options fully vest if one person or entity acquires 50% or more of the common stock of the Company.

     The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of three years. The fair value of the 916,986 options vested during the period from inception (May 5, 2006) to March 31, 2008 is estimated to be $351,659 and was expensed in the statement of loss for the period from inception (May 5, 2006) to March 31, 2008 (period from inception to December 31, 2007: $319,727). The Company expensed $31,932 in the statement of loss for the three-month period ended March 31, 2008, compared with $32,324 for the three-month period ended March 31, 2007.

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

     On October 31, 2006, the Company entered into an agreement with a consultant, which provides the consultant with an option to purchase 100,000 shares of common stock over a two-year period at a price of $0.50 per share (Canadian funds). The fair value of the option is estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of 4.70%; and an expected average life of two years. The fair value of the option granted is estimated to be $28,390 and has been fully expensed in the statement of loss for the period from inception (May 5, 2006) to December 31, 2006 and recorded as additional paid-in capital; requiring no additional expense for the three months ended March 31, 2008 and the three months ended March 31, 2007.

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

(g) Treasury stock -

     At March 31, 2008 and December 31, 2007, there are 2,000,000 shares of common stock held in treasury. No value has been assigned to these shares which were surrendered to the Company in December 2007.

(h) Promissory notes issued -

     During the three-month period ended March 31, 2008, the Company completed the sale, by way of two agreements, of promissory notes and shares with a value of $150,000. No commissions or fees were paid in connection with this Regulation S private placement. The notes are payable on the earlier of the closing of the Company's public offering or the first anniversary of the date of the note and bear 10% interest per annum. In connection with making these loans, the note-holders also purchased a total of 30,000 shares of common stock, par value $0.000001 per share, at a price of $0.001 per share (constituting $30 of the total proceeds of $150,000 received).

5.  EXPLORATION PROGRAM FUNDING OBLIGATION AND MINERAL PROPERTY RIGHTS

(a) Exploration program funding obligation -

     As of December 31, 2006 the Company committed, under an agreement with Mathewson, to fund its mineral exploration program in the following amounts, no later than the following dates:

               May 31, 2007                    $ 500,000
               July 31, 2007                   1,900,000
               January 31, 2008                1,000,000
               July 31, 2008                   1,000,000
               January 31, 2009                  500,000
               April 30, 2009                    500,000
                                          --------------
               Total                          $5,400,000
                                          ==============

     The foregoing exploration-program funding schedule was revised under a Letter Agreement between the Company and Mathewson dated June 22, 2007. The Company previously met its requirement to provide $600,000 worth of exploration funding prior to December 31, 2006.

     On September 14, 2007, the Company received a Notice of Default from Mathewson stating that it had failed to meet its obligation to provide an aggregate of $1,100,000 in exploration program funding through May 31, 2007 as required by the Amended and Restated Agreement by and between the Company and Mathewson dated November 20, 2006, and as further amended on June 22, 2007.

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

     The Company settled this lawsuit in October 2007. Mathewson withdrew and cancelled the Notice of Default and entered into a revised funding obligation agreement with the Company on December 13, 2007. Under this revised agreement, the Company committed to fund its mineral exploration program in the following amounts, not later than the following dates:

              March 31, 2008                  $2,000,000
              March 31, 2009                   2,000,000
              March 31, 2010                   2,000,000
                                         ---------------
              Total                           $6,000,000
                                         ===============






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

     The Company did not meet the requirement to provide $2,000,000 in funding by March 31, 2008. On April 1, 2008, Mathewson extended the deadline for that financing tranche by 90 days to June 29, 2008. If the Company is unable to meet this extended deadline and Mathewson thereupon advises the Company that it is in default, the Company will then have an additional 90 days following such notice to cure such default. In the event that the Company is unable to cure its default, its rights to its leased Crescent Valley North ("CVN") (see Note 5(b)), Robinson Creek ("RC") (see Note 5(c)), Horse Creek ("HC") (see Note 5(d)), and Tempo (see Note 5(e)) properties, as well as to its staked Indian Creek ("IC") (see Note 5(f)) property, will be cancelled and of no further force or effect. The Company will then have no interest in and to any and all such properties. Mathewson will have the option to enter onto and take possession of the properties at the Company's expense. The Company's CVN, RC and HC properties are leased from KM Exploration Ltd. ("the Lessor"), a Nevada corporation in which Mathewson has a 50% ownership interest.

     Upon termination of its leases for any reason, the Company is required to remove all the equipment it may have installed on the leased properties and will be responsible for reclamation of those areas disturbed by the Company's activities. All of the Company's leases have been accounted for as operating leases.

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

     Until production is achieved, the following lease payments are required:

              Anniversary of effective date          Annual lease
                      of agreement                     payment
         --------------------------------------    ---------------
         Upon signing of the lease                     $13,333
         Years 1 through 4                              13,333
         Years 5 through 9                              26,667
         All years thereafter                           43,333

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

           Average price of gold for the                Price per
              preceding thirty days                   royalty point
       ---------------------------------------        -------------
       $300.00 per ounce and lower                    $2,000,000
       $300.01 to $400.00 per ounce                    2,500,000
       $400.01 to $500.00 per ounce                    3,000,000
       $500.01 to $600.00 per ounce                    4,000,000
       $600.01 to $700.00 per ounce                    5,000,000
       $700.01 to $800.00 per ounce                    6,000,000
       $800.01 to $900.00 per ounce                    7,000,000

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

     Until production is achieved, the following lease payments are required:

               Anniversary of effective date         Annual lease
                       of agreement                    payment
              ------------------------------    -------------------
              Upon signing of the lease                $10,000
              Years 1 through 4                         10,000
              Years 5 through 9                         20,000
              All years thereafter                      32,500

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

           Average price of gold for the                Price per
              preceding thirty days                   royalty point
       ---------------------------------------        -------------
            $300.00 per ounce and lower                 $2,000,000
            $300.01 to $400.00 per ounce                 2,500,000
            $400.01 to $500.00 per ounce                 3,000,000
            $500.01 to $600.00 per ounce                 4,000,000
            $600.01 to $700.00 per ounce                 5,000,000
            $700.01 to $800.00 per ounce                 6,000,000
            $800.01 to $900.00 per ounce                 7,000,000

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

     Until production is achieved, the following lease payments are required:

               Anniversary of effective date         Annual lease
                       of agreement                    payment
              ------------------------------    -------------------
                Upon signing of the lease               $10,000
                Years 1 through 4                        10,000
                Years 5 through 9                        20,000
                All years thereafter                     32,500

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

           Average price of gold for the                Price per
              preceding thirty days                   royalty point
       ---------------------------------------        -------------
               $300.00 per ounce and lower               $2,000,000
               $300.01 to $400.00 per ounce               2,500,000
               $400.01 to $500.00 per ounce               3,000,000
               $500.01 to $600.00 per ounce               4,000,000
               $600.01 to $700.00 per ounce               5,000,000
               $700.01 to $800.00 per ounce               6,000,000
               $800.01 to $900.00 per ounce               7,000,000

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

        Due date of advance                  Amount of advance
      minimum royalty payment             minimum royalty payment
    --------------------------------      -------------------------------------
    January 15, 2008                             $10,000
    January 15, 2009                              15,000
    January 15, 2010                              30,000
    January 15, 2011                              45,000
    January 15, 2012 and annually          The greater of $60,000 or the dollar
       thereafter during the term            equivalent of 90 ounces of gold
       of the lease


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

     Company's gross sales price for those minerals. The purchase price for each royalty "point" shall be according to the following schedule:

                    Royalty point              Purchase price
                   ------------------        ------------------
                   First 1%                       $1,500,000
                   Second 1%                       3,000,000

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

6.   PROPERTY

     Property consists of the cost of mineral property rights, as follows:


                             March 31, 2008                                     December 31, 2007
             ------------------------------------------------   --------------------------------------------------
                               Acquisition                                         Acquisition
              Acquisition     related legal                       Acquisition     related legal
                 cost            fees               Total            cost             fees              Total
             --------------  ---------------  ---------------   ---------------   ---------------  ---------------
CVN lease          $26,667          $12,312         $ 38,979           $26,667           $12,312         $ 38,979
RC lease            20,000           10,311           30,311            20,000            10,311           30,311
HC lease            20,000           10,311           30,311            20,000            10,311           30,311
Tempo lease         15,000               -            15,000             5,000                -             5,000
IC staked           10,000           17,952           27,952            10,000            17,952           27,952
             --------------  ---------------  ---------------   ---------------   ---------------  ---------------
   Total           $91,667          $50,886         $142,553           $81,667           $50,886         $132,553
             ==============  ===============  ===============   ===============   ===============  ===============

7.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities include the following:

                                                               March 31, December 31,
                                                                  2008      2007
                                                               --------   --------
Accounts payable-
  Accrued legal fees                                           $303,656   $262,868
  Accrued audit and other fees                                   35,000     35,000
  Accrued consulting and accounting fees                          4,164     24,898
  Accrued withholding taxes on interest paid to foreign note
      holders (see Note 4(f))                                    15,000     15,000
  Accrued exploration and field employee costs                    6,901      7,487
  Accrued wages and employee deductions                          21,346      2,180
  Accrued office expenses                                           961        751
                                                               --------   --------
       Total                                                   $387,028   $348,184
                                                               ========   ========

Accounts payable to related parties-
  Accrued consulting, rent and accounting fees (Note 9)        $ 14,890   $ 18,096
  Accrued travel and office expenses (Note 9)                    12,492       --
  Accrued legal costs - related parties (Note 9)                 30,408     30,408
  Accrued exploration costs - related parties (Note 9)           51,000     30,000
                                                               --------   --------
       Total                                                   $108,790   $ 78,504
                                                               ========   ========



8.       INCOME TAXES

     The components of the Company's deferred tax asset are as follows:

                                                     March 31,      December 31,
                                                       2008             2007
                                                     ---------        ---------
Net operating loss carry-forward                     $ 802,000        $ 723,000
Share-based payments                                   123,000          112,000
Exploration costs                                       58,000           51,000
                                                     ---------        ---------
   Total deferred tax asset                            983,000          886,000
Valuation allowance                                   (983,000)        (886,000)
                                                     ---------        ---------
   Net deferred tax asset                            $    --          $    --
                                                     =========        =========

     The Company has recorded a valuation allowance sufficient to fully reserve the deferred tax asset as realization of the deferred tax asset is not reasonably assured because of the Company's loss since inception. Management evaluates the need for a valuation allowance periodically.

     At March 31, 2008, the Company had net operating loss carry-forwards of approximately $2,261,000 that may be used in future years to offset federal taxable income. Such carry-forwards begin expiring in 2026.


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

     During the three-month period ended March 31, 2008, the Company incurred consulting fees of $Nil and paid expenses of $Nil to firms controlled by two former directors. The Company incurred consulting fees and paid expenses to two former directors of $27,341 and $3,523, respectively for the three-month period ended March 31, 2007. For the period from inception (May 5, 2006) to March 31, 2008 the Company incurred consulting fees and paid expenses of $112,521 and $77,405 respectively. These directors subsequently resigned as part of the settlement referred to in Note 3.

     During the three-month period ended March 31, 2008, the Company paid legal fees of $Nil to a legal firm controlled by two directors (three-month period ended March 31, 2007: $Nil). For the period from inception (May 5,
     2006) to March 31, 2008, the Company incurred legal expenses of $85,253 with this firm, of which $20,000 has been capitalized to mineral property rights, $17,500 had been charged to debt financing costs (see Note 4(f)), $25,000 has been charged to prepaid offering costs, and the remainder has been charged to legal expense. The Company has accrued $19,890 in travel and business development costs at March 31, 2008, to reimburse one of the directors for expenses incurred while working on Company matters.

     In July 2007, three of the Company's directors and a former Company director advanced the Company a total of $30,000 for exploration costs (see
     Note 7). No terms of repayment have been set for these advances.

     During the three-month period ended March 31, 2008, the Company paid a company controlled by the Corporate Secretary $12,500 in consulting fees and general administration costs, compared with $8,777 for the three-month period ended March 31, 2007. For the three-month period ended March 31, 2008, the Company also paid a company controlled by the Corporate Secretary $Nil in rent for the corporate head office, compared with $12,086 for the three-month period ended March 31, 2007. For the period from inception (May 5, 2006) to March 31, 2008, the Company paid $50,793 in consulting fees and general administration costs, as well as $39,681 in rent.

     During the three-month period ended March 31, 2008, the Company paid $15,000 to a firm of which the Chief Financial Officer ("CFO") is a principal. During the three-month period ended March 31, 2007, the Company paid $9,450 to another firm, of which the CFO was the managing partner. For the period from inception (May 5, 2006) to March 31, 2008, the Company paid $63,662 in accounting and CFO fees to firms of which the CFO is or previously was a principal or partner.

     On December 10, 2007, the Company entered into an engagement agreement with Viewpoint Securities, LLC ("Viewpoint"), a broker-dealer, with which one of the Company's shareholders is affiliated. Under this agreement, the Company retained Viewpoint as an exclusive advisor to provide corporate finance and investment banking related advice. The Company paid Viewpoint a $25,000 retainer. The agreement with Viewpoint is in effect until December 31, 2010 and may be renewed thereafter. Under the terms of the agreement, during the term of the agreement and for a period of three years thereafter, the Company will pay Viewpoint a cash fee equal to 3.5% of the value of any strategic partnership, joint or collaborative venture, strategic alliance or similar transaction with persons or entities introduced to the Company by Viewpoint during the term of the agreement. During the term of the agreement and for a period of two years thereafter, for any investor identified by Viewpoint during the term of the agreement who participates in an equity financing, the Company will pay Viewpoint a 10% cash commission and issue Viewpoint warrants to purchase shares of common stock equal to 10% of the value of the equity purchased by such investor. During the term of the agreement and for a period of two years thereafter, the Company will also pay Viewpoint a commission, based upon gross proceeds raised, to the extent that they identify any investors during the term of the agreement who participate in debt offerings. The agreement with Viewpoint requires the Company to admit a representative of Viewpoint as a non-voting observer to meetings of the Company's Board of Directors and to copy Viewpoint on all actions taken by unanimous written consent in lieu of a meeting of the Board of Directors.

10.   CONCENTRATIONS OF CREDIT RISK

     At March 31, 2008 and December 31, 2007, substantially all of the Company's cash is held in US dollar denominated accounts within the US. The Company has not experienced losses on such accounts, nor does the Company believe that there is significant risk of loss on such accounts.

     At March 31, 2008 and December 31, 2007, all of the Company's mineral property rights were geographically concentrated in the State of Nevada.


11.   CONTINGENCIES

     The Subscription Agreement for the private placement of 666,667 shares of common stock (see Note 4(b)) contains an anti-dilution provision under which, upon the effective date of the amended registration statement contemplated under Note 4(a), the purchaser will be issued an additional estimated 509,804 shares of common stock (dependent on the share price of the public offering contemplated in Note 4(a)). Including these estimated additional shares of common stock expected to be issued as a result of these anti-dilution provisions, the purchaser will acquire a total of 1,176,471 shares of common stock in this private placement (corresponding to approximately $0.43 per share).

     The subscription agreement for the private placement of 266,667 shares of common stock (see Note 4(b)) contains an anti-dilution provision under which, subsequent to the filing of the amended registration statement contemplated under Note 4(a), the number of shares deemed purchased by this purchaser will be adjusted by an estimated additional 266,666 shares of common stock (dependent on the share price of the public offering contemplated in Note 4(a)) above the 266,667 shares of common stock purchased in this transaction. Including these estimated additional shares of common stock expected to be issued to this purchaser as a result of these anti-dilution provisions, the purchaser will acquire a total of 533,333 shares of common stock in this private placement (corresponding to approximately $0.38 per share).

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

                                     * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is management's discussion and analysis of the financial condition and results of operations of Gold Run Inc., (the "Company", or "Gold Run"), for the three months ended March 31, 2008, and its financial position as at March 31, 2008, and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007, including the notes thereto, and with the Company's unaudited financial statements for the three months ended March 31, 2008, including the notes thereto.

         The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). All figures are in US dollars, unless otherwise noted.

         Additional information relating to the Company has been filed electronically through the Electronic Data Gathering, Analysis, and Retrieval system ("EDGAR") and is available online at www.sec.gov/edgar.

         The date of this management's discussion and analysis is May 19, 2008.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION AND STATEMENTS

         This discussion and analysis may contain forward-looking statements that are based on the Company's expectations, estimates and projections regarding its business and the economic environment in which it operates. These statements speak only as of the date on which they are made, are not guarantees of future performance and involve risks and uncertainties that are difficult to control or predict. Actual outcomes and results may differ materially from those expressed in these forward-looking statements and readers should not place undue reliance on such statements.

         Certain information included in this discussion and analysis may constitute forward-looking information within the meaning of securities laws. In some cases, forward-looking information can be identified by the use of terms such as "may", "might", "would", "should", "could", "expect", "believe", "plan", "estimate", "forecast", "predict", "potential", "continue", "anticipate", "project", "pro-forma", "strategy", "attempt", "develop", "help", "future" or other similar expressions concerning matters that are not historical facts. Forward-looking information may relate to management's future outlook and anticipated events or results, and may include statements or information regarding the future plans or prospects of the Company. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Although the Company believes that its expectations reflected in these forward-looking statements are reasonable, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.

         Although the Company has attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in forward-looking statements, there may be other factors that cause actions, events or results not to be as anticipated, estimated or intended. Forward-looking statements are not guarantees of future performance and there can be no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements. These forward-looking statements are made as of the date hereof and the Company takes no responsibility to update them or to revise them to reflect new events or circumstances, except as required by law.


SELECTED QUARTERLY, ANNUAL AND CUMULATIVE FROM INCEPTION INFORMATION

--------------------------------- ----------------------------------------- ------------------ ---------------------
                                                                                               Cumulative from
                                                                                               inception (May 5,
                                                                            Year Ended         2006) to
                                             Three Months Ended             December 31, 2007  March 31, 2008
--------------------------------- ----------------------------------------- ------------------ ---------------------
                                  March 31, 2008       March 31, 2007
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Total Revenues                    $           Nil      $             Nil    $             Nil  $              Nil
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Net Loss                          (280,808)            (322,092)            (1,859,942)        (2,980,370)
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Loss Per Share                    (0.010)              (0.008)              (0.047)            (0.079)
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Cash                              4,265                480,803              35,954             4,265
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Total Assets                      445,247              860,426              467,493            445,247
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Total Liabilities                 653,288              1,786,370            426,688            653,288
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Shareholders' Equity (Deficit)    (208,041)            (925,944)            40,805             (208,041)
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Exploration costs                 70,145               56,768               443,886            810,068
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Share-based payments              31,932               32,324               128,823            351,659
--------------------------------- -------------------- -------------------- ------------------ ---------------------
Interest expense on promissory    7,500                40,263               110,906            168,550
notes
--------------------------------- -------------------- -------------------- ------------------ ---------------------

LIQUIDITY AND CAPITAL RESOURCES

         On March 31, 2008 the Company had cash and cash equivalents of $4,265, a decrease in $31,689 from the $35,954 it had on December 31, 2007. This decrease is due to cash expenditures on legal, consulting and administrative activities. As described in greater detail below, the Company intends to raise funds through its planned public offering. To the extent that it is able to do so, the Company may also raise funds through additional private placements of its securities, including but not limited to promissory notes, warrants and shares of common stock. At this time, the Company has no additional sources of liquidity.

         During the three-month period ended March 31, 2008, the Company completed the sale of promissory notes with a value of $150,000. No commissions or fees were paid in connection with this Regulation S private placement. The notes are payable on the earlier of the closing of the Company's public offering or the first anniversary of the date of the note and bear 10% interest per annum. In connection with making these loans, the note-holders also purchased a total of 30,000 shares of common stock, par value $0.000001 per share, at a price of $0.001 per share.

         Under the Company's Funding Obligation Agreement with its President and Chief Geologist, David Mathewson ("Mathewson"), discussed in notes 2(a) and 5(a) of the unaudited financial statements for the three month period ended March 31, 2008, the Company is required to fund its exploration program with $2,000,000 by March 31, 2008, with an additional $2,000,000 due by March 31, 2009, and an another $2,000,000 due by March 31, 2010. We were unable to fund our exploration financing tranche in the amount of $2,000,000 due on March 31, 2008. On April 1, 2008, Mr. Mathewson extended the deadline for that financing tranche by 90 days to June 29, 2008. If we are unable to meet this extended deadline and Mr. Mathewson thereupon advises us that we are in default, we will then have an additional 90 days following such notice to cure such default. We anticipate that we will be able to meet this obligation without penalty if our pending public offering is declared effective by the SEC in the near future. However, in the event we are unable to raise the required funds, we will need to seek additional financing and/or renegotiate our contract with Mathewson. In the event the Company is unable to do so, the Company will lose all of its interests in its mining properties.

         Assuming the Company fulfills its funding obligations with Mathewson, the Company intends to continue with the exploration of its properties. The Company's operating and capital expenditures are expected to increase in subsequent periods with the advancing of exploration and development activities. The amounts and timing of expenditures will depend on the progress of ongoing exploration and development activities. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended, originally filed with the SEC on April 15, 2008 (SEC File No. 333-139412), for a description of the Company's planned exploration on each of its properties. Although the Company's historical capital needs have been met by the sales of common stock, and promissory notes, there can be no assurance such financing will be available in the future on favorable terms, if at all.

         We estimate that we will require approximately $5.2 million through May 31, 2009 to satisfy our exploration funding requirements with Dave Mathewson, conduct our planned exploration programs, conduct follow-up work on our exploration projects currently in progress, and pay our estimated administrative expenses, lease payments and estimated claim maintenance costs. We intend to raise these funds through our planned public offering. In the event we raise only the minimum from our planned $4,000,000-$10,000,000 minimum-maximum public offering, we will need to raise additional funds to meet our financial needs.

         Even if the Company raises the maximum from its planned public offering, the Company will require substantial additional funds to further explore and, if warranted, develop one or more of its exploration properties. The Company has limited financial resources and no current source of recurring revenue, and there is no assurance that additional funding will be available to the Company to carry out the completion of its planned exploration activities, for additional exploration or for the substantial capital that is typically required in order to place a property into commercial production. There can be no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in the delay or indefinite postponement of further exploration and property development. The terms of any additional financing obtained by the Company could result in substantial dilution to the shareholders of the Company.

RESULTS OF OPERATIONS

         The Company has no operating revenues and relies on external financings to generate capital. As a result of its activities, Gold Run continues to incur annual net losses.

         For the three months ended March 31, 2008, Gold Run incurred a net loss of $280,808 compared with $322,092 for the three months ended March 31, 2007. The decrease in loss of $41,284 is attributable predominantly to a decrease of $30,492 in consulting and professional fees and a decrease in amortization of debt financing costs of $23,403. Since our inception on May 6, 2006 through March 31, 2008, Gold Run incurred a net loss of $2,980,370.

         We have commenced the initial exploration work on four of our properties. The total planned initial exploratory work for all five properties is estimated to be approximately $988,000, of which approximately $810,000 has been spent through March 31, 2008. Completing the first stage for all five properties, and a second stage of work on three of our properties, is estimated to cost approximately $1,678,000. We will require the proceeds of our pending public offering to perform the initial exploration work on two of our properties and to follow-up our initial exploratory work on three of our properties.

         In addition, we intend to seek out and acquire additional mining prospects in Nevada and elsewhere. In the event that we acquire additional mining prospects, we may decide to accordingly modify our planned exploration programs for our existing properties.

         Reference is made to our Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended, originally filed with the SEC on April 15, 2008 (SEC File No. 333-139412), for a detailed description of our properties and planned exploration programs.

CASH FLOWS

          Cash used by operating activities for the three months ended March 31, 2008 was $172,689 (three months ended March 31, 2007: $319,732). This is primarily due to a $15,274 increase in net loss before amortization, non-cash share-based payments and non-cash interest expense offset by a $162,760 increase in accounts payable and accrued liabilities. Cash used in operating activities since our inception on May 6, 2006 through March 31, 2008 was $1,866,944. The Company intends to raise funds through its planned public offering in order to meet its operating cash flow needs.

         Cash used in investing activities for the three months ended March 31, 2008 was $10,000 (three months ended March 31, 2007: $25,000). Cash used in investing activities since our inception on May 6, 2006 through March 31, 2008 was $176,188. The amounts represent payments to acquire mineral property rights or reclamation bonds during the related periods.

         Cash provided by financing activities for the three months ended March 31, 2008 was $151,000 (three months ended March 31, 2007: cash used by financing activities of $29,811). Cash provided by financing activities since our inception on May 6, 2006 through March 31, 2008 was $2,047,937. Cash provided by financing activities are primarily attributed to proceeds received from the sale and issuance of promissory notes, warrants and common stock during the related periods. These amounts are offset by cash used by financing activities which consist of payments of debt financing costs, offering costs and re-purchase of common stock during the related periods.

OFF-BALANCE SHEET TRANSACTIONS

         The Company does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         This item is not applicable to the registrant as it is a smaller reporting company as defined in Item 10 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

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

         The Company has evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the operation of the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objective, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2008.

         After management concluded, as described in the next subsection below, that our internal control over financial reporting was not effective as of December 31, 2007, our Chief Executive Officer and our Chief Financial Officer reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2008. They concluded that although our disclosure controls and procedures were effective as of March 31, 2008, they could be strengthened. As part of our response to the material weakness to our internal control over financial reporting described in the next subsection below, following our fiscal quarter ended March 31, 2008, we implemented the following measures intended to strengthen our disclosure controls and procedures:

     o Written schedules will be provided by management to all members of the board of directors of the final deadlines and our internal, interim deadlines for preparation and filing of financial statements and other regulatory reports. These written schedules will identify the person(s) responsible for the preparation of financial statements and regulatory reports;

     o Board of directors meetings will be held no less than quarterly to ensure that these measures are functioning as intended.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There was no change to our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008. However, there were important developments affecting our internal control over financial reporting which occurred during that time.

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

         In late March, 2008, in the course of auditing our financial results for the year ended December 31, 2007 and their contemporaneous review of our internal controls, the independent public accountants brought to our attention several control deficiencies which they believed constituted, in the aggregate, a material weakness in our internal control over financial reporting as of December 31, 2007. We agreed that a material weakness existed as of December 31, 2007 with respect to our internal control over financial reporting. The specific deficiencies identified by the independent public accountants were:

     o We did not sufficiently segregate financial responsibilities for authorizing, approving and reconciling transactions.

     o We misclassified certain expenditures and we failed to properly record and account for certain expenses as they were incurred, resulting in the publication of incorrect unaudited financial statements on Form 10-QSB for the quarter ended September 30, 2007. We do not believe that these errors in recording and accounting, either individually or in the aggregate, had a material impact upon our financial statements and positions as of March 31, 2008.

     o We failed to have the financial statements for the quarter ending September 30, 2007 reviewed by an independent public accountant prior to our publication of them, and failed to disclose that there was no such independent review, as is required by SEC regulations. We subsequently corrected those financial statements, which were reviewed by independent public accountants and published by us in our amended Form 10-QSB dated February 11, 2008.

         The deficiencies were in part the result of our small size and limited resources. We only have one full-time administrative employee, the Chief Executive Officer, and our Chief Financial Officer works for us on a part-time basis.

         The material weakness to our internal control over financial reporting manifested itself on November 19, 2007, which is the date that we filed our quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2007 without first submitting the financial statements contained in that report for review by the independent public accountants as required by SEC regulations. The filing of that quarterly report without such prior review was a key element of the material weakness to our internal control over financial reporting. All of our financial statements contained in our reports filed prior to November 19, 2007 had been reviewed by independent public accountants prior to filing, as have the financial statements contained in this quarterly report.

         After concluding in late March, 2008 that there existed a material weakness to our internal control over financial reporting as of December 31, 2007, we commenced in early April, 2008 the implementation of remedial measures designed to eliminate that material weakness. We completed the implementation of these remedial measures on April 30, 2008. We intend to periodically review and enhance all of these controls as necessary. We believe that the following new measures pertaining to our internal control over financial reporting are reasonable and practicable given our small size and limited resources:

     o To improve the segregation of duties and responsibilities and strengthen the authorization and approval process, all material commitments or expenditures in excess of $5,000 are required to be approved in advance by at least two persons, one of whom must be either the President, Chief Executive Officer or Chief Financial Officer, and the other of whom must be a director who is not an officer. For expenditures in excess of $5,000, two signatures are required on all checks. One of the signatures must be that of either the President, Chief Executive Officer, or Chief Financial Officer, and the other signature must be that of a director who is not an officer;

     o To monitor non-arm's length transactions, all payments to officers, directors and associates in excess of $5,000 require approval of the board of directors;

     o To foster transparency, all directors and senior officers have on-line access to monitor all bank accounts and the Chief Executive Officer will perform a monthly review of the bank statements for unusual items and transactions;

     o To the extent practicable, all directors and senior officers have access to all bookkeeping matters, including invoices, material contracts, ledgers, corporate books and records;

     o Written schedules will be provided by management to all members of the board of directors of the final deadlines and our internal, interim deadlines for preparation and filing of financial statements and other regulatory reports. These written schedules will identify the person(s) responsible for the preparation of financial statements and regulatory reports;

     o Written schedules will be provided by management to all members of the board of directors setting forth all important dates, deadlines, and obligations for all material contracts; and

     o Board of directors meetings will be held no less than quarterly to ensure that these controls are functioning as intended. Management will distribute a checklist of items that must be completed before our financial statements are approved. Finally, the minutes of the board of directors meetings will reflect the review and approval of all of the Company's financial statements.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         None.

ITEM 1A. RISK FACTORS.

         In light of the assessment by the registrant's management that there was a material weakness to its internal control over financial reporting as of December 31, 2007, described in Part I, Item 4 above, the registrant believes that the risk factor captioned "We face challenges with the internal control over financial reporting and disclosure controls" in its Form 10-KSB filed on April 15, 2008 should be replaced with the following two risk factors:

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

         During their annual audit review completed in March 2008, the independent public accountants identified several control deficiencies, which we concluded, in the aggregate, constituted a material weakness in our internal control over financial reporting as of December 31, 2007. The three specific control deficiencies identified by the independent public accountants were:

     o Our small size made it difficult for us to properly segregate responsibilities for approving, authorizing and reconciling transactions. Specifically, we have only one full-time administrative employee, our chief executive officer, and our chief financial officer works for us on a part-time basis.

     o We misclassified certain expenditures and we failed to properly record and account for certain expenses as they were incurred, resulting in the publication of incorrect unaudited financial statements on Form 10-QSB for the quarter ended September 30, 2007.

     o On November 19, 2007, we filed with the SEC our quarterly report on Form 10-QSB for the quarter ending September 30, 2007 without prior review by our independent accountants as required by SEC regulations. We did not disclose in that filing, as required, that the required independent review had not been performed.

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

                                      * * *

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On March 14, 2008, the registrant completed a private placement to two investors, each of whom represented to us that they were an accredited investor as defined in Section 501(a) of the Securities Act of 1933, as amended (the "Securities Act"), whereby we sold for an aggregate of $150,000 (i) an aggregate of 30,000 shares of Common Stock, par value $0.000001 per share, and (ii) an aggregate of $150,000 (principal amount) worth of promissory notes, with interest payable at a rate of 10% per year. The promissory notes are due and payable upon the earlier of the termination of our public offering which we are currently attempting to have declared effective, or the first anniversary of the dates of the notes. This private placement was made in reliance upon Regulation S promulgated under the Securities Act. The sales were made to accredited investors or to persons outside the United States; no general solicitation was made by us or by any person acting on our behalf; the securities sold are subject to transfer restrictions, and the certificates representing the shares of Common Stock will contain an appropriate legend that they have not been registered under the Securities Act, may not be offered or sold absent registration or pursuant to an exemption therefrom. The proceeds from this sale were added to the registrant's unrestricted working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.

         The following is an index of the exhibits appended to or incorporated by reference in this report:


Certificate of Incorporation*                                                   Exhibit 3.1

By-Laws*                                                                        Exhibit 3.2

Form of $.75 Warrant*                                                           Exhibit 4.1

Form of $1.25 Warrant*                                                          Exhibit 4.2

Form of Founder Unit Warrant*                                                   Exhibit 4.3

Copy of John M. Pritchard Option Agreement*                                     Exhibit 4.4

Copy of Crescent Valley North Lease*                                            Exhibit 10.1

Copy of Robinson Creek Lease*                                                   Exhibit 10.2

Copy of Horse Creek Lease*                                                      Exhibit 10.3

Copy of Trevor Michael / 2120315 Ontario Inc. Consulting Agreement*             Exhibit 10.4

Copy of Amended and Restated Agreement with David "Dave" Mathewson*             Exhibit 10.5

Copy of Funding Obligation Agreement with David "Dave" Mathewson*               Exhibit 10.6

Copy of David "Dave" Mathewson Employment Agreement*                            Exhibit 10.7

Copy of John M. Pritchard Employment Agreement*                                 Exhibit 10.8

Copy of Brion Theriault Employment Agreement*                                   Exhibit 10.9

Form of Mathewson-Theriault Stock Assignment Agreement*                         Exhibit 10.10

Copy of Share Purchase Agreement between Trevor Michael and Gordon Cooper*      Exhibit 10.11

Copy of Share Purchase Agreement between Trevor Michael and Jasbir Gill*        Exhibit 10.12

Copy of Escrow Agreement*                                                       Exhibit 10.13

Copy of Letter Agreement with David Mathewson*                                  Exhibit 10.14

Copy of Tempo Mineral Prospect Lease*                                           Exhibit 10.15



Copy of Subscription Agreement with Abdulsalam A. al-Abdulkarim*                Exhibit 10.16

Copy of Amended Subscription Agreement with Abdulsalam A. al-Abdulkarim*        Exhibit 10.17

Form of Subscription Agreement for Shares of Gold Run Inc. with
Fischoff Family LLC*                                                            Exhibit 10.18

Copy of Subscription Agreements for Common Stock for November 19, 2007
Private Placement*                                                              Exhibit 10.19

Copy of Subscription Agreements for Warrant for November 19, 2007
Private Placement*                                                              Exhibit 10.20

Copies of Lockup Letters in Connection with November 19, 2007
Private Placement*                                                              Exhibit 10.21

Assignments of Common Stock to Company by James Berns and Michael Berns*        Exhibit 10.22

Transfer of Warrants by James Berns and Michael Berns to David Mathewson*       Exhibit 10.23

Form of Engagement Agreement with Viewpoint Securities, LLC*                    Exhibit 10.24

Form of Subscription Agreements and Promissory Notes for March 14, 2008
Private Placement*                                                              Exhibit 10.25

Rule 13a-14(a)/15d-14(a) Certification of John Pritchard**                      Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Ernest Cleave**                       Exhibit 31.2

Section 1350 Certifications of John Pritchard **                                Exhibit 32.1

Section 1350 Certifications of Ernest Cleave **                                 Exhibit 32.2

Copy of September 27, 2006 David Mathewson Letter*                              Exhibit 99.1

Copy of October 18, 2006 David Mathewson Letter*                                Exhibit 99.2

Title Report for Crescent Valley North*                                         Exhibit 99.3

Title Report for Robinson Creek*                                                Exhibit 99.4



Title Report for Horse Creek*                                                   Exhibit 99.5

Notice of Default dated September 14, 2007 (cured by Exhibit 10.6)*             Exhibit 99.6

Copy of December 21, 2007 letter concerning assignment of the Tempo
Lease to Gold Standard Royalty Corporation*                                     Exhibit 99.7

Letter from David C. Mathewson extending exploration program financing
tranche to June 29, 2008*       Exhibit 99.8

*Previously filed by the registrant on Form S-1/A, as amended, on April 16, 2008
(SEC file no. 333-148410), and incorporated by reference herein.

** Filed herewith.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GOLD RUN INC.

Date:    May 20, 2008                     /s/ John M. Pritchard
                                          ----------------------------
                                          John M. Pritchard
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date:    May 20, 2008                     /s/ Ernest Cleave
                                          --------------------------
                                          Ernest Cleave
                                          Chief Financial Officer
                                          (Principal Financial Officer)